Form 10-Q
period 2006-06-30
Houston Wire & Cable CO
filed 2006-08-14
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-52046

(Exact name of registrant as specified in its charter)

Delaware	36-4151663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10201 North Loop East
Houston, Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 609-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☐        NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐     NO ☒

At August 14, 2006, there were 20,867,173 outstanding shares of the registrant’s common stock, $.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter and Six Months Ended June 30, 2006

HOUSTON WIRE & CABLE COMPANY

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Accounts receivable, less allowance of $455 at June 30, 2006 and $447 at December 31, 2005	$52,844	$41,778
Inventories, net	53,991	31,306
Deferred income taxes	1,188	826
Prepaid expenses	453	490
Total current assets	108,476	74,400

Property and equipment, net	2,807	2,733
Goodwill	2,996	2,996
Deferred income taxes	775	1,146
Other assets, net	308	435
Total assets	$115,362	$81,710

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$4,750	$2,119
Trade accounts payable	17,204	8,268
Accrued and other current liabilities	10,618	8,351
Income taxes payable	2,256	824
Short-term obligations	16,755	3,468
Total current liabilities	51,583	23,030

Long-term obligations	—	57,938

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized: 20,867,173 shares issued and outstanding at June 30, 2006 and 16,606,673 at December 31, 2005	21	17
Additional paid-in capital	50,720	1,302
Unearned stock compensation	—	(559)
Retained earnings	13,056	—
Treasury shares, at cost	(18)	(18)
Total stockholders’ equity	63,779	742

Total liabilities and stockholders’ equity	$115,362	$81,710

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales	$84,184	$46,652	$150,612	$89,758
Cost of sales	59,657	34,599	108,094	66,548
Gross profit	24,527	12,053	42,518	23,210

Operating Expenses:
Salaries and commissions	5,947	4,413	11,019	8,702
Other operating expenses	3,844	3,133	7,592	6,541
Management fee	83	125	208	250
Recovery from litigation	—	—	—	(672)
Depreciation and amortization	90	111	183	221
	9,964	7,782	19,002	15,042

Operating income	14,563	4,271	23,516	8,168
Interest expense	1,120	724	2,174	1,437
Income before income taxes	13,443	3,547	21,342	6,731
Income taxes	5,189	1,307	8,286	2,480

Net income	$8,254	$2,240	$13,056	$4,251

Earnings per share:
Basic	$0.48	$0.13	$0.77	$0.26
Diluted	$0.48	$0.13	$0.77	$0.25
Weighted average common shares outstanding
Basic	17,084,206	16,606,673	16,850,196	16,606,673
Diluted	17,186,940	16,701,880	16,948,576	16,699,517

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$13,056	$4,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	183	221
Amortization of capitalized loan costs	157	62
Amortization of unearned stock compensation	56	—
Deferred interest		550
Provision for doubtful accounts	—	23
Provision for inventory obsolescence	(224)	(50)
Deferred income taxes	9	112
Changes in operating assets and liabilities:
Accounts receivable	(11,066)	(1,965)
Inventories	(22,461)	(88)
Prepaid expenses	37	(197)
Other assets	(30)	(8)
Book overdraft	2,631	(113)
Trade accounts payable	8,936	2,336
Accrued and other current liabilities	2,267	(669)
Income taxes payable	1,432	327
Net cash provided by (used in) operating activities	(5,017)	4,792
Investing activities
Expenditures for property, plant, and equipment	(257)	(150)
Net cash used in investing activities	(257)	(150)
Financing activities
Borrowing on revolver	150,953	97,579
Payments on revolver	(185,417)	(96,221)
Payments on long-term obligations	(10,187)	—
Payments on junior subordinated debt	—	(6,000)
Proceeds from exercise of common stock options	6	—
Proceeds from sale of common stock	51,381	—
Payment of common stock offering costs	(1,482)	—
Excess income tax benefit for common stock options	20	—
Net cash provided by (used in) financing activities	5,274	(4,642)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)

 1. Basis of Presentation

Houston Wire & Cable Company (“HWC” or the “Company”) through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., distributes specialty electrical wire and cable to the U.S. electrical distribution market through eleven locations in ten states throughout the United States.  The Company has no other business activity.

The consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve and the reserve for returns and allowances.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

On March 23, 2006, the Company amended its certificate of incorporation to increase its authorized capital stock from 10,000 shares of common stock to 100,000 shares of common stock and 5,000 shares of preferred stock.  All references to authorized shares in the accompanying consolidated financial statements have been retroactively restated for such increase in authorized shares.

On May 16, 2006, the Company effected a 1.875-for-1 stock split for its outstanding common stock in the form of a stock dividend.  All stockholder equity balances and disclosures in the accompanying consolidated financial statements have been retroactively restated for such stock split.

We completed our initial public offering (“IPO”) on June 20, 2006 (see note 3).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact FIN 48 will have on its financial position and results of operations.

2. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock option awards.  The numerator used in the calculation of both basic and diluted net income per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares for basic earning per share	17,084	16,607	16,850	16,607
Effect of dilutive securities	103	95	99	93
Denominator of diluted earnings per share	17,187	16,702	16,949	16,700

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123 (R), Share Based Payments (“SFAS 123” (R)), on January 1, 2006, using the prospective transition method.  The adoption of SFAS 123(R) results in lower diluted shares outstanding that would have been calculated had compensation cost not been recorded for stock options and stock issuances under the employee stock purchase plan.  This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.  The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 2 and 1 for the three months and six months ended June 30, 2006, respectively.  There were no stock-based awards excluded from the calculation for the other periods presented.

3. Initial Public Offering

On June 14, 2006, a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission.  As a result, the Company issued 4,250 shares of common stock which were subsequently sold to the public for $13 per share.  Certain selling stockholders sold an additional 5,525 shares which also were resold to the public for $13 per share. The Company received net proceeds of $49,900 after deducting the underwriting discounts and offering expenses.  The net proceeds were used to repay a portion of the outstanding debt.

4. Debt

The Company’s current loan and security agreement which currently includes a $55,000 revolving loan, and a $4,500 Term A loan matures on May 1, 2007.  The Company plans on extending or renewing this agreement prior to May 1, 2007.

5. Stock Based Compensation

The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company. These options generally vest over one to five years. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of SFAS123 (R) on January 1, 2006, using the prospective transition method. The fair value of the options granted after January 1, 2006, are estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. Prior to adoption of SFAS 123(R), the Company accounted for stock based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related Interpretations, as permitted by SFAS 123 Accounting for Stock Based Compensation. Under the prospective transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all stock based payments granted prior to, but not yet vested as of January 1, 2006, based on the remaining amortization of the intrinsic value of such stock based awards, and (b) compensation cost for all stock based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Total stock compensation expense for the three months and six months ended June 30, 2006 was $28 and $56 respectively.  There was no material effect on the Company’s income before income taxes and net income for the three-months and six-months ended June 30, 2006, as a result of adopting SFAS 123(R) instead of continuing to account for stock based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

For the three and six months ended June 30, 2006, the Company granted 15 stock options. The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility on the Company’s stock and the historical volatility of the stock of similar companies, and other factors. The Company will use historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represent the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended June 30, 2006:

	2006
Expected volatility	45%
Expected life in years	5.5	years
Risk-free interest rate	5.15%
Dividend yield	0%

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the six months ended June 30, 2006 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – December 31, 2005	256	$1.30
Granted	15	13.00
Exercised	(11)	0.53
Forfeited	—	—
Expired	—	—

Outstanding - June 30, 2006	260	$2.01	7.23	$3,952

Exercisable - June 30, 2006	121	$0.53	5.27	$2,010

Weighted average fair value per option granted	$6.34

As of June 30, 2006, 1,785 shares of Common Stock were available for grant under the Company’s 2006 Stock Plan.

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $131.

A summary of the Company’s nonvested options at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2005	158	$3.87
Granted	15	6.34
Vested	(34)	(0.07)
Forfeited	—	—
Nonvested - June 30, 2006	139	$5.04

Vesting dates range from December 31, 2006 to December 31, 2010, and expiration dates range from June 26, 2010 to June 20, 2016 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 6/30/06	Weighted Average Remaining Contractual Life	Exercisable as of 6/30/06
$0.53	153	5.60	121
$2.67	92	9.50	—
$13.00	15	10.00	—
	260		121

As of June 30, 2006, there was $599 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately four years.

6. Contingencies

In September 2000, HWC lost a court case brought by a vendor for alleged breach of contract. The jury found in favor of the vendor and awarded the vendor the sum of $1,300 plus accrued interest, which totaled approximately $1,600. The breach of contract occurred prior to the acquisition of the Company from its previous owner (“ALLTEL”). HWC contended that this liability should be borne by ALLTEL. In 2001, HWC filed suit against ALLTEL under the terms of the purchase agreement, in which HWC is to be indemnified by ALLTEL for any liability either disclosed or undisclosed in the agreement of sale. In October 2004, the court rendered its verdict on the suit. HWC was awarded approximately $672 for ALLTEL’s breach under one portion of the suit which amount was received in January 2005 and included in litigation settlements in the accompanying 2005 statement of income, while the court found in favor of ALLTEL on the second portion of the suit. HWC appealed the decision on the second portion of the suit, but this decision was affirmed by the Illinois Appellate Court in March 2006.

HWC, along with many other defendants, have been named in a number of lawsuits in the state courts of North Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

In addition to the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

7. Subsequent Event

On July 19, 2006, the Company granted to each of the two new directors elected on that date an option to purchase 15 shares of its common stock under the Company’s 2006 Stock Plan.  Each option has an exercise price of $16.98 per share, which represents the closing price per share of the Company’s common stock as reported on the NASDAQ National Market on July 19, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations.  MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Prospectus dated June 14, 2006.

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. We serve approximately 2,600 customers, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. We distribute approximately 20,000 SKUs (stock-keeping units) to over 8,300 customer locations nationwide from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

We offer products in most categories of specialty wire and cable, including:

•                  continuous and interlocked armor cable (cable encapsulated in either a seamless or interlocked aluminum protective sheath);

•                  control and power cable (single or multiple conductor industrial cable);

•                  electronic wire and cable (computer, audio and signal cable);

•                  flexible and portable cords (flexible, heavy duty industrial cable);

•                  instrumentation and thermocouple cable (cables used for transmitting signals for instruments and heat sensing devices);

•                  lead and high temperature cable (single conductor cable used for low or high temperature applications);

•                  medium voltage cable (cables used for applications between 2,001 volts and 35,000 volts); and

•                  premise and category wire and cable (cable used for home and high speed data applications).

We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Low-smoke, zero halogen products are made with compounds that produce no halogen gases and very little smoke while under combustion.

In addition to our product offerings, we provide comprehensive value-added services including: standard same day shipment from our extensive inventory and distribution network; application engineering support through our knowledgeable sales and technical support staff; custom cutting of wire and cable to exact specifications; inventory management programs that provide job-specific asset management and just-in-time delivery; job-site delivery and logistics support; 24/7/365 customer service provided by our own employees; and customized internet-based ordering capabilities.

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to accounting principles generally accepted in the United States, commonly referred to as GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies as those that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $176 per year. A 20% change in our estimate at June 30, 2006 would have resulted in a change in income before income taxes of $91 for the six months ended June 30, 2006.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior eighteen months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2006 would have resulted in a change in income before income taxes of $378 for the six months ended June 30, 2006.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2006, our net goodwill balance was $3.0 million, representing 2.6% of our total assets.

 In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test.

In October 2005, we performed our annual goodwill impairment tests for goodwill and other indefinite-lived intangible assets, and, as a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the six months ended June 30, 2006 would have resulted in a change in income before income taxes of $466 for this period.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9%	74.2%	71.8%	74.1%
Gross profit	29.1%	25.8%	28.2%	25.9%

Operating expenses:
Salaries and commissions	7.1%	9.5%	7.3%	9.7%
Other operating expenses	4.6%	6.7%	5.0%	7.3%
Management fee	0.1%	0.3%	0.1%	0.3%
Recovery from litigation	—	—	—	(0.7)%
Depreciation and amortization	0.1%	0.2%	0.1%	0.2%

Total operating expenses	11.8%	16.7%	12.6%	16.8%

Operating income	17.3%	9.2%	15.6%	9.1%
Interest expense	1.3%	1.6%	1.4%	1.6%

Income before income taxes	16.0%	7.6%	14.2%	7.5%
Income tax provision	6.2%	2.8%	5.5%	2.8%

Net income	9.8%	4.8%	8.7%	4.7%

Note:  Due to rounding, percentages may not add up to operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2006 and 2005

Sales

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Sales	$84.2	$46.7	$37.5	80%

Internal growth accounted for the entire increase in sales. The Company estimates that of this 80% increase, approximately 15-20% is attributable to growth in demand from its core distributor business, 10-15% reflects increased commodity prices for certain components of the Company’s products, principally copper and polymers, and 45-55% of growth from the five major growth initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ private branded products and Utility Power Generation.

Gross Profit

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Gross profit	$24.5	$12.1	$12.4	102%
Gross profit as a percent of sales	29.1%	25.8%	3.3%

The increase in the Company’s gross margin for the second quarter of 2006 as compared to the second quarter of 2005 was principally a result of an improved product mix and better price realization from the Company’s decision to improve product availability and service through increased inventory levels.  Finally, increased demand for value-added services such as Cable Management enhanced gross margin. We believe that the 29.1% gross margin the Company achieved in the second quarter to be a peak and likely not sustainable near term.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Operating Expenses:
Salaries and commissions	$6.0	$4.4	$1.6	35%
Other operating expenses	3.8	3.2	0.6	23%
Management fee	0.1	0.1	—	(34)%
Depreciation and amortization	0.1	0.1	—	(19)%
Total operating expenses	$10.0	$7.8	$2.2	28%

Operating expenses as a % of sales	11.8%	16.7%	(4.9)%

The increase in salaries and commissions primarily reflects increased commissions due to the increase in sales and gross profit dollars.  Salaries and commissions as a percentage of net sales decreased to 7.1% for the three months ended June 30, 2006 from 9.5% from the comparable period in 2005 as sales increased at a faster rate.

Operating expenses as a percent of net sales decreased from the second quarter of 2005 as we continued to leverage our existing distribution infrastructure and sales and marketing base to support the sales growth.

Interest Expense

Interest expense increased $0.4 million between periods as the effective interest rate increased and our average outstanding debt increased primarily due to the borrowing that occurred in December 2005 to fund the special dividend.

Income Taxes

The increase in income taxes is due to the $9.9 million increase in income before income taxes and an increase in our effective income tax rate to 38.6% for the second quarter of 2006 from 36.8% for the comparative period in 2005. The increase in the effective income tax rate reflects the non-taxable nature of the litigation settlement received in 2005 and an increase in the state income tax rates in 2006.

Net Income

The Company achieved record second quarter net income of $8.3 million in 2006 compared to net income of $2.2 million in 2005, an increase of 268.5%. The Company also estimates that net income benefited by $ 1.5 to $ 2.0 million due to the effect of product inflation during the second quarter of 2006.

Comparison of the Six Months Ended June 30, 2006 and 2005

Sales

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Sales	$150.6	$89.8	$60.8	68%

Internal growth accounted for the entire increase in sales. The Company estimates that the growth in sales for the first half is attributable to 12-16% of growth in core distributor demand, 5-7% in inflation, principally from copper and higher polymer prices, and 45-55% of growth from the five major end-user market growth initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ private branded products and Utility Power Generation.

Gross Profit

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Gross profit	$42.5	$23.2	$19.3	83%
Gross profit as a percent of sales	28.2%	25.9%	2.3%

The increase in the Company’s gross margin for the first half of 2006 as compared to the first half of 2005 was principally a result of an improved product mix.  Better price realization, a result of a decision to improve product availability and service through increased inventory levels, was a contributor to improved gross profit.  Additionally, forward inventory purchases tempered price increases from suppliers.

Operating expenses

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Operating expenses
Salaries and commissions	$11.0	$8.7	$2.3	26%
Other operating expenses	7.6	6.5	1.1	17%
Management fee	0.2	0.3	(0.1)	(17)%
Recovery from litigation	—	(0.7)	0.7	n/a
Depreciation and amortization	0.2	0.2	—	(17)%
Total operating expenses	$19.0	$15.0	$4.0	27%

Operating expenses as a percent of sales	12.6%	16.8%	(4.2)%

The increase in salaries and commissions primarily reflects increased commissions due to the increase in sales and gross profit dollars.  Salaries and commissions as a percentage of net sales decreased to 7.3% in 2006 from 9.7% from the comparable period in 2005 as sales increased at a faster rate.

Operating expenses as a percent of net sales decreased from the first six months of 2005 as we were able to leverage the cost of our existing distribution infrastructure and personnel base to support the continued sales growth.

Interest Expense

Interest expense increased $0.7 million between periods as the effective interest rate increased and the average debt outstanding increased to fund the increase in our working capital requirements.

Income Taxes

The increase in income taxes is due to the $14.6 million increase in income before income taxes and an increase in our effective income tax rate to 38.8% for the six months ended June 30, 2006 from 36.8% for the comparable period in 2005.  In the 2006 period, state tax rates increased and in the prior year period the litigation settlement was not taxable for federal tax purposes.

Net Income

The Company achieved record net income of $13.1 million for the first half of 2006 compared to net income of $4.3 million for the first half of 2005, an increase of 207.1%.

The Company also estimates that net income benefited by an estimated $ 2.4 to $ 3.6 million due to the effect of product inflation during the first half of 2006.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results.  A decrease in copper prices could have a negative impact on the Company’s sales and earnings per share.  As the Company turns its inventory in excess of four times a year, the impact of decreasing copper prices would primarily affect the results of the succeeding calendar quarter.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. We have funded our capital expenditures through cash from operations. Our working capital amounted to $56.9 million at June 30, 2006, compared to $51.4 million at December 31, 2005.

Working capital increased in 2006 over December 31, 2005 primarily due to (i) higher accounts receivable, which increased $11.1 million as a result of improved sales, and (ii) greater inventory, which increased $22.7 million as a result of demand for more product. These increases were offset by (i) higher accounts payable, which increased $8.9 million as a result of our increased purchases, (ii) higher accrued and other current liabilities which increased by $2.3 million as the business operations continued to expand, (iii) an increase in taxes payable, which increased $1.4 million due to increased profitability and (iv) an increase in current debt of $13.3 million as all of the debt under the existing debt agreement comes due on May 1, 2007 and is reflected as a current liability.

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

• the adequacy of available bank lines of credit;

• the ability to attract long-term capital with satisfactory terms;

• cash flows generated from operating activities;

• capital expenditures and

• acquisitions.

Comparison of the Six Months Ended June 30, 2006 and 2005

Our net cash used by operations for the six months ended June 30, 2006 was $5.0 million compared with net cash provided of $4.8 million in the prior year period.  As sales of product increased significantly in 2006 versus 2005, our cash flow demands moved in several areas.  Cash from net income increased from $4.3 million in the first six months of 2005 to $13.1 million in the same period in 2006, but this was offset by an increase in inventory investment of $22.4 million during the 2006 period as sales and product costs increased.  Accounts receivable also increased during this period by $9.1 million.  Offsetting these were increases in accounts payable and accrued liabilities of $9.5 million and taxes payable of $1.1 million.

Net cash used in investing activities were $0.3 million in 2006 and $0.2 million in the 2005 period, as demands for additional capital resources were low.

Net cash provided in financing activities was $5.3 million in the 2006 period compared to the $4.6 million used in the prior year period.  This change was primarily due to the pay down on our revolving debt facility and the net funds generated from the sale of stock at the public offering.

Indebtedness

Our principal source of liquidity at June 30, 2006 was working capital of $56.9 million compared to $51.4 million at December 31, 2005. We also had available borrowing capacity in the approximate amount of $42.6 million at June 30, 2006 and $1.5 million at December 31, 2005 under our loan and security agreement with Bank of America and another syndication lender. Upon completion of the IPO, we repaid approximately $49.9 million of our outstanding debt, providing us with $42.7 million of available commitment under our existing revolving credit facility, based on amounts outstanding as of June 30, 2006.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with Bank of America and another lender. The lenders have a security interest in all of our assets, including accounts receivable and inventory. The agreement consists of:

• a $4.5 million term loan commitment (“Term A”) with scheduled monthly principal installments and

• a $55.0 million revolving loan.

Both loans bear interest at the lender’s base interest rate plus 0.25%.  Portions of the outstanding loans may be converted to LIBOR loans in minimum amounts ranging between $100,000 to $1 million and integral multiples of $100,000. Upon such conversion, interest is payable at LIBOR plus 1.75%. . We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

The agreement matures on May 1, 2007.  We used the net proceeds of the IPO of $49.9 million to repay in full the balance due on a Term B facility (originally $10 million) which has been terminated and a portion of the revolving loan.  The current facility is sufficient to meet our current needs and the Company plans on extending or renewing this agreement prior to May 1, 2007.

Contractual Obligations

The following table describes our loan commitment at June 30, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$16,755	$16,755	—	—	—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2005.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Prospectus dated June 14, 2006, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in the Prospectus dated June 14, 2006.

Item 4. Controls and Procedures

As of June 30, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There we no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A - Risk Factors

There have been no material changes in our risk factors from those disclosed in the Prospectus dated June 14, 2006.

Items 2 - 5 are not applicable and have been omitted.

 Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.