Form 10-Q
period 2006-09-30
Houston Wire & Cable CO
filed 2006-11-06
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	(QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-52046

Houston Wire & Cable Company
(Exact name of registrant as specified in its charter)

Delaware	36-4151663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10201 North Loop East
Houston, Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 609-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐       NO ☑

At November 6, 2006 there were 20,867,173 outstanding shares of the registrant’s common stock, $.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q
For the Quarter and Nine Months Ended September 30, 2006

INDEX

HOUSTON WIRE & CABLE COMPANY
Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Accounts receivable, less allowance of $454 at September 30, 2006 and $447 at December 31, 2005	$58,757	$41,778
Inventories, net	54,326	31,306
Deferred income taxes	1,275	826
Prepaid expenses	680	490
Total current assets	115,038	74,400

Property and equipment, net	2,791	2,733
Goodwill	2,996	2,996
Deferred income taxes	749	1,146
Other assets, net	221	435
Total assets	$121,795	$81,710

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,612	$2,119
Trade accounts payable	13,722	8,268
Accrued and other current liabilities	12,256	8,351
Income taxes payable	2,007	824
Short-term obligations	4,200	3,468
Total current liabilities	35,797	23,030

Long-term obligations	12,629	57,938

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 sharesauthorized: 20,867,173 shares issued and outstanding atSeptember 30, 2006 and 16,606,673 at December 31, 2005	21	17
Additional paid-in capital	50,842	1,302
Unearned stock compensation	—	(559)
Retained earnings	22,524	—
Treasury shares, at cost	(18)	(18)
Total stockholders’ equity	73,369	742

Total liabilities and stockholders’ equity	$121,795	$81,710

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales	$89,963	$58,321	$240,575	$148,079
Cost of sales	63,760	43,185	171,854	109,733
Gross profit	26,203	15,136	68,721	38,346

Operating Expenses:
Salaries and commissions	6,005	4,761	17,024	13,463
Other operating expenses	4,248	3,250	11,840	9,791
Management fee	—	125	208	375
Recovery from litigation	—	—	—	(672)
Depreciation and amortization	93	111	276	332
	10,346	8,247	29,348	23,289
Operating income	15,857	6,889	39,373	15,057
Interest expense	492	708	2,666	2,145
Income before income taxes	15,365	6,181	36,707	12,912
Income taxes	5,897	2,277	14,183	4,757
Net income	$9,468	$3,904	$22,524	$8,155

Earnings per share:
Basic	$0.45	$0.24	$1.24	$0.49
Diluted	$0.45	$0.23	$1.23	$0.49
Weighted average common shares outstanding
Basic	20,867,173	16,606,673	18,203,902	16,606,673
Diluted	20,984,949	16,702,814	18,308,748	16,700,616

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$22,524	$8,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	276	332
Amortization of capitalized loan costs	242	93
Amortization of unearned stock compensation	178	—
Deferred interest	—	691
Provision for doubtful accounts	—	48
Provision for inventory obsolescence	(345)	183
Deferred income taxes	(52)	234
Changes in operating assets and liabilities:
Accounts receivable	(16,979)	(11,791)
Inventories	(22,675)	1,317
Prepaid expenses	(190)	(177)
Other assets	(28)	(5)
Book overdraft	1,493	1,415
Trade accounts payable	5,454	4,250
Accrued and other current liabilities	3,905	1,252
Income taxes payable	1,183	826
Net cash provided by (used in) operating activities	(5,014)	6,823
Investing activities
Expenditures for property, plant, and equipment	(334)	(231)
Net cash used in investing activities	(334)	(231)
Financing activities
Borrowings on revolver	240,651	146,359
Payments on revolver	(274,928)	(146,951)
Payments on long-term obligations	(10,300)	—
Payments on junior subordinated debt	—	(6,000)
Proceeds from exercise of common stock options	6	—
Proceeds from sale of common stock	51,381	—
Payment of common stock offering costs	(1,482)	—
Excess income tax benefit for common stock options	20	—
Net cash provided by (used in) financing activities	5,348	(6,592)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve and the accrual for vendor rebates.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

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

On June 20, 2006, the Company completed its initial public offering (“IPO”). See Note 3, Initial Public Offering.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares for basic earning per share	20,867	16,607	18,204	16,607
Effect of dilutive securities	118	96	105	94
Denominator of diluted earnings per share	20,985	16,703	18,309	16,701

Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except per share amounts)

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share Based Payments (“SFAS 123(R)”), on January 1, 2006, using the prospective transition method.  The adoption of SFAS 123(R) results in lower diluted shares outstanding that would have been calculated had compensation cost not been recorded for stock options and stock issuances under the employee stock purchase plan.  This is due to a modification required by SFAS 123(R) of the treasury stock method calculation utilized to compute the dilutive effect of stock options.  The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 50 and 17 for the three months and nine months ended September 30, 2006, respectively.  There were no stock-based awards excluded from the calculation for the other periods presented.

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

4. Debt

The Company’s current loan and security agreement, which currently includes a $55,000 revolving loan and a $4,500 Term A loan, matures on May 1, 2007.  The agreement was amended on November 3, 2006. See Note 7, Subsequent Event.

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

The Company adopted the fair value recognition provisions of SFAS 123(R) on January 1, 2006, using the prospective transition method. The fair values of the options granted after January 1, 2006,  are estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. Prior to adoption of SFAS 123(R), the Company accounted for stock based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related Interpretations, as permitted by SFAS 123 Accounting for Stock Based Compensation. Under the prospective transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all stock based payments granted prior to, but not yet vested as of January 1, 2006, based on the remaining amortization of the intrinsic value of such stock based awards, and (b) compensation cost for all stock based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Total stock compensation expense for the three months and nine months ended September 30, 2006 was $122 and $178 respectively.  There was no material effect on the Company’s income before income taxes and net income for the three-months and nine-months ended September 30, 2006, as a result of adopting SFAS 123(R) instead of continuing to account for stock based compensation under APB 25.

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

For the three and nine months ended September 30, 2006, the Company granted 45 and 60 stock options respectively. The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility on the Company’s stock and the historical volatility of the stock of similar companies, and other factors. The Company will use historical data to estimate option exercises and employee terminations within the valuation model.

The expected life of options granted represent the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended September 30, 2006:

2006
Expected volatility	45%
Expected life in years	5.5 years
Risk-free interest rate	4.97%-5.15%
Dividend yield	0%

The following table presents a summary of the Company’s stock options outstanding at September 30, 2006, and stock option activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding — December 31, 2005	256	$1.30
Granted	60	16.24
Exercised	(11)	0.53
Forfeited	—	—
Expired	—	—

Outstanding — September 30, 2006	305	$4.26	7.40	$4,435

Exercisable — September 30, 2006	121	$0.53	5.02	2,203
Weighted average fair value per option granted	$7.89

As of September 30, 2006, 1,740 shares of Common Stock were available for grant under the Company’s 2006 Stock Plan.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $131.

A summary of the Company’s nonvested options at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested — December 31, 2005	158	$3.87
Granted	60	7.89
Vested	(34)	(0.07)
Forfeited	—	—
Nonvested — September 30, 2006	184	$5.86

Vesting dates range from December 31, 2006 to December 31, 2010, and expiration dates range from June 26, 2010 to June 20, 2016 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 9/30/06	Weighted Average Remaining Contractual Life	Exercisable as of 9/30/06
$0.53	153	5.35	121
$2.67	92	9.25	—
$13.00	15	9.75	—
$16.98	30	9.80	—
$17.98	15	9.86	—

	305		121

As of September 30, 2006, there was $855 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately thirty three months.

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

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of North Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

Other than the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

7. Subsequent Event

On November 3, 2006 the Company amended and restated its loan and security agreement with its current bank syndication group. The agreement now provides for a $45,000 revolving loan facility that expires on May 21, 2010. Accordingly, the revolver portion of the short-term obligations on the balance sheet at September 30, 2006 has been reclassified as a long term obligation.  The Term A loan was paid off in full on October 26, 2006 with proceeds from the revolving loan.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $165,000 per year. A 20% change in our estimate at September 30, 2006 would have resulted in a change in income before income taxes of approximately $91,000 for the nine months ended September 30, 2006.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2006 would have resulted in a change in income before income taxes of approximately $409,000 for the nine months ended September 30, 2006.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2006 would have resulted in a change in income before income taxes of approximately $967,000 for this period.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2006, our net goodwill balance was $3.0 million, representing 2.5% of our total assets.

 In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2006, we performed our annual goodwill impairment tests for goodwill and other indefinite-lived intangible assets, and, as a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9%	74.0%	71.4%	74.1%
Gross profit	29.1%	26.0%	28.6%	25.9%

Operating expenses:
Salaries and commissions	6.7%	8.2%	7.1%	9.1%
Other operating expenses	4.7%	5.6%	4.9%	6.6%
Management fee	0.0%	0.2%	0.1%	0.3%
Recovery from litigation	—	—	—	(0.5)%
Depreciation and amortization	0.1%	0.2%	0.1%	0.2%

Total operating expenses	11.5%	14.1%	12.2%	15.7%

Operating income	17.6%	11.8%	16.4%	10.2%
Interest expense	0.5%	1.2%	1.1%	1.4%

Income before income taxes	17.1%	10.6%	15.3%	8.7%
Income tax provision	6.6%	3.9%	5.9%	3.2%

Net income	10.5%	6.7%	9.4%	5.5%

Note:  Due to rounding, percentages may not add up to operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended September 30, 2006 and 2005

Sales

	Three Months Ended
	September 30,
(in millions)	2006	2005	Change
Sales	$90.0	$58.3	$31.6	54.3%

Internal growth accounted for the entire increase in sales. The Company estimates that  the 54% growth in sales is composed of 10-15% from higher commodity prices for certain components of the Company’s products, principally copper and polymers. Approximately 5-10 % of real growth, net of inflation, is attributable to increased demand from its core distributor business, and 30-40 % represents real growth, net of inflation, from the five major growth initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. This growth occurred despite the fact that the sales levels from 2005 were positively impacted by last year’s hurricanes.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2006	2005	Change
Gross profit	$26.2	$15.1	$11.1	73.1%
Gross profit as a percent of sales	29.1%	26.0%	3.1%

The increase in the Company’s gross margin for the third quarter of 2006 as compared to the third quarter of 2005 was principally a result of a favorable product mix and improved price realization from the Company’s decision to increase product availability and service through higher inventory levels.  In addition, increased demand for value-added services such as Cable Management enhanced gross margin. We believe that the 29.1% gross margin the Company achieved in the third quarter to be a peak and likely not sustainable in the future.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2006	2005	Change
Operating Expenses:
Salaries and commissions	$6.0	$4.8	$1.2		26%
Other operating expenses	4.2	3.3	1.0		31%
Management fee	—	0.1	(0.1)	~~-~~	(100)%
Depreciation and amortization	0.1	0.1	—		(16)%

Total operating expenses	$10.3	$8.2	$2.1		25%

Operating expenses as a % of sales	11.5%	14.1%	(2.6)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions primarily reflects increased commissions due to the increase in sales and gross profit dollars.  Salaries and commissions as a percentage of net sales decreased to 6.7% for the three months ended September 30, 2006 from 8.2% from the comparable period in 2005 as sales and gross profit dollars increased at a faster rate than the comparative increase in salaries and commissions.

Other operating expenses primarily increased due to the higher level of business activity and public company expenses which were not incurred in the comparable period in 2005.

Operating expenses as a percent of net sales decreased from the third quarter of 2005 as we continued to leverage our existing distribution infrastructure and sales and marketing base to support the sales growth.

Interest Expense

Interest expense decreased $0.2 million or 30.5%, due to the use of the IPO proceeds to reduce the outstanding debt balance.

Income Taxes

The increase in income taxes is due to the $9.2 million increase in income before income taxes and an increase in our effective income tax rate to 38.4% for the third quarter of 2006 from 36.8% for the comparative period in 2005. The increase in the effective income tax rate reflects the non-taxable nature of the litigation settlement received in 2005 and an increase in the state income tax rates in 2006.

Net Income

The Company achieved record third quarter net income of $9.5 million in 2006 compared to net income of $3.9 million in 2005, an increase of 142.5%. The Company estimates that net income benefited by $1.5 to $ 2.0 million due to the effect of inflation, principally copper and polymers, during the third quarter of 2006.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Sales

	Nine Months Ended
	September 30,
(in millions)	2006	2005	Change
Sales	$240.6	$148.1	$92.5	62.5%

Internal growth accounted for the entire increase in sales. The Company estimates that the 62% growth in sales is composed of 10-15 % from higher commodity prices for certain components of the Company’s products, principally copper and polymers.  Furthermore, the Company estimates that 5-10 % reflects real growth, net of inflation, in core distributor demand, and 35-45 % in real growth, net of inflation, from the five major end-user market growth initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2006	2005	Change
Gross profit	$68.7	$38.3	$30.4	79.2%
Gross profit as a percent of sales	28.6%	25.9%	2.7%

The increase in the Company’s gross margin for the three quarters of 2006 as compared to the three quarters of 2005 was principally a result of an improved product mix and improved price realization, a result of a decision to improve product availability and service through increased inventory levels.  Additionally, advance inventory purchases earlier in the year tempered price increases from suppliers.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2006	2005	Change
Operating expenses
Salaries and commissions	$17.0	$13.5	$3.6	27%
Other operating expenses	11.8	9.8	2.0	21%
Management fee	0.2	0.4	(0.2)	(45)%
Recovery from litigation	—	(0.7)	0.7	100%
Depreciation and amortization	0.3	0.3	—	(17)%
Total operating expenses	$29.3	$23.3	$6.1	26%

Operating expenses as a percent of sales	12.2%	15.7%	(3.5)%

The increase in salaries and commissions primarily reflects increased commissions due to the increase in sales and gross profit dollars.  Salaries and commissions as a percentage of net sales decreased to 7.1% in 2006 from 9.1% from the comparable period in 2005 as sales and gross profit dollars increased at a faster rate than the comparative increase in salaries and commissions.

The largest components to the increase in other operating expenses are related to supporting the higher level of business activity and the new public company expenses not incurred in 2005.

Operating expenses as a percent of net sales decreased from the first nine months of 2006 as we were able to leverage the cost of our existing distribution infrastructure and personnel base to support the continued sales growth.

Interest Expense

Interest expense increased $0.5 million between periods as the effective interest rate increased and the average debt outstanding increased to fund the increase in our working capital requirements.

Income Taxes

The increase in income taxes is due to the $23.8 million increase in income before income taxes and an increase in our effective income tax rate to 38.6% for the nine months ended September 30, 2006 from 36.8% for the comparable period in 2005.  In the 2006 period, state tax rates increased and in the prior year period, the litigation settlement was not taxable for federal tax purposes.

Net Income

The Company achieved record net income of $22.5 million for the first three quarters of 2006 compared to net income of $8.2 million for the first three quarters of 2005, an increase of 176.2%.  The Company estimates that net income benefited by an estimated $4.0 to $5.5 million due to the effect of inflation, principally copper and polymers, during the first three quarters of 2006.

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

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2006 we have funded our capital expenditures through cash from operations. Our working capital amounted to $79.2 million at September 30, 2006, compared to $51.4 million at December 31, 2005.

Working capital increased at September 30, 2006 over December 31, 2005 primarily due to (i) higher accounts receivable, which increased $17.0 million as a result of improved sales, and (ii) greater inventory, which increased $23.0 million as a result of demand for more product. These increases were offset by (i) higher accounts payable, which increased $5.5 million as a result of our increased purchases, (ii) higher accrued and other current liabilities which increased by $3.9 million as the business operations continued to expand, and (iii) an increase in taxes payable, which increased $1.2 million due to increased profitability.

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

• capital expenditures and

• acquisitions.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Our net cash used by operations for the nine months ended September 30, 2006 was $5.0 million compared with net cash provided of $6.8 million in the prior year period.  As sales of product increased significantly in 2006 versus 2005, our cash flow demands moved in several areas.  Cash from net income increased from $8.2 million in the first nine months of 2005 to $22.5 million in the same period in 2006, but this was offset by an increase in inventory investment of $22.7 million during the 2006 period as sales and product costs increased.  Accounts receivable also increased during this period by $17.0 million.  Offsetting these were increases in accounts payable and accrued liabilities of $9.4 million and taxes payable of $1.2 million.

Net cash used in investing activities was $0.3 million in 2006 and $0.2 million in the 2005 period, as demands for additional capital resources were low.

Net cash provided by financing activities was $5.3 million in the 2006 period compared to the $6.6 million used in the prior year period.  This change was primarily due to the pay down on our revolving debt facility from the net funds generated by the sale of stock at the public offering.

Indebtedness

Our principal source of liquidity at September 30, 2006 was working capital of $79.2 million compared to $51.4 million at December 31, 2005. We also had available borrowing capacity in the approximate amount of $42.4 million at September 30, 2006 and $1.5 million at December 31, 2005 under our loan and security agreement with the bank syndication group. Upon completion of the IPO, we repaid approximately $49.9 million of our outstanding debt.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth for the foreseeable future, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with a bank syndication group. The lenders have a security interest in all of our assets, including accounts receivable and inventory. As a result of a new amendment dated November 3, 2006, the agreement now provides for a single $45 million revolving loan facility, which bears interest at the lender’s base interest rate and expires on May 21, 2010.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts ranging between $100,000 to $1 million and integral multiples of $100,000. Upon such conversion, interest is payable at varying rates from LIBOR plus 1.25% to LIBOR plus 0.75% depending upon certain financial ratios.  We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Contractual Obligations

The following table describes our loan commitment at September 30, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$16,829	$4,200	—	$12,629	—

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

Item 4. Controls and Procedures

As of September 30, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 — Not applicable and has been omitted.

Item 1A — Risk Factors

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

Date: November 6, 2006	HOUSTON WIRE & CABLE COMPANY
BY:/s/ Nicol G. Graham

Nicol G. Graham, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.