Form 10-K
period 2006-12-31
Houston Wire & Cable CO
filed 2007-03-14
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number: 000-52046

(Exact name of registrant as specified in its charter)

Delaware	36-4151663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10201 North Loop East
Houston, Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 609-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐   NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐   NO  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the end of the second quarter ended June 30, 2006 was $193,568,714.

At March 1, 2007, there were 20,867,172 outstanding shares of the registrant’s common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 1, 2007.

HOUSTON WIRE & CABLE COMPANY

Form 10-K
For the Fiscal Year Ended December 31, 2006

INDEX

PART I

ITEM 1.     BUSINESS

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. In 2006, we had over 2,700 customers in over 8,000 individual locations, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. During 2006, we distributed approximately 22,000 SKUs (stock-keeping units) from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

We offer products in most categories of specialty wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Our specialty wire and cable is primarily used in maintenance, repair and operations (“MRO”) related projects and is increasingly purchased for larger-scale projects in the utility, industrial and infrastructure markets. Our specialty wire and cable is used within a diverse range of industries, including the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

Our value-added services include:

•    Standard same day shipment from our extensive inventory and distribution network

•    Application engineering support through our knowledgeable sales and technical support staff

•    Custom cutting of wire and cable to exact specifications at no additional charge

•    Inventory management programs that provide job-specific asset management and just-in-time delivery

•    Job-site delivery and logistics support

•    24/7/365 customer service provided by our own employees

•    Customized internet-based ordering capabilities

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and electrical distributors and their customers. Offering the breadth and depth of specialty wire and cable that we do requires significant warehousing resources and a large number of SKUs. An electrical distributor, however, typically sells a wide variety of electrical products ranging from lighting to MRO supplies, and only a small percentage of these items represent specialty wire and cable. In addition, given their bulk and weight, specialty wire and cable require a disproportionately high percentage of warehouse space and materials handling capabilities compared to the sales volume they generate for an electrical distributor. Instead of dedicating larger amounts of warehouse and other resources to specialty wire and cable, our distributor customers rely on us to supply much of their specialty wire and cable. At the other end of the supply chain, while manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complementary custom cutting and same day shipment, and do not have multiple distribution locations across the nation. As a result, we believe that we serve an important role in the supply chain for specialty wire and cable and that it would be uneconomical for manufacturers or electrical distributors to compete with us, given our nationwide product and service capabilities.

History

We were founded in 1975 and have a long history of reliable customer service, broad product selection and strong product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation. In 1997, we were purchased by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. During our 31 year history, we have successfully expanded our business from one original location in Houston, Texas to eleven strategic locations nationwide.

In 2000, we acquired our largest direct competitor, the Futronix division of Kent Electronics Corporation. In 2003, we implemented a new sales and marketing strategy to expand our sales force, to introduce new private branded products and to work in concert with our distributor customers to generate demand from end-users in our targeted markets, including the utility, industrial and infrastructure markets. As part of this initiative, we are partnering with our distributor customers and strengthening our relationships with project and specifying engineers to generate demand for our specialty wire and cable. For example, in the utility markets, we seek to capitalize on increased spending on new power generation assets and environmental compliance initiatives. In addition, in the engineering and construction market we work with specifying engineers to drive specialty wire and cable specifications in large capital projects and market our cable management program as a tool to manage wire and cable at those projects.

U.S. Industry Overview

We operate within the U.S. electrical distribution market, which Electrical Wholesaling magazine estimates had industry-wide sales of $84.4 billion in 2006 and expects to grow 10.5% to $93.3 billion in 2007. Electrical distribution has historically been a growing segment of the industrial distribution industry, with a CAGR of 4.8% since 1985.

Within the electrical distribution industry, our business focuses on specialty wire and cable. According to the U.S. Census Bureau, the total value of manufacturers’ shipments of specialty wire and cable totaled approximately $7.8 billion in 2005. The specialty wire and cable we sell generally consists of continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. These products are often highly engineered and require sophisticated knowledge to insure proper application. Examples of primary end-markets for specialty wire and cable include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

The sales channel for specialty wire and cable depends on a number of factors, including order type, product selection, service level expectations, inventory management and delivery requirements. The greater the need for customization and high service levels (represented by the right side of the following diagram), the more likely the transaction will involve a specialty wire and cable distributor such as us.

In certain circumstances, manufacturers of specialty wire and cable sell their products directly to the end-user. These transactions typically consist of a bulk volume of wire and cable, involve little or no customized services and may require long lead times between order and delivery. An example of this type of transaction would be the purchase of full reels of cable with manufacturing lead times ranging from 8 to 16 weeks after receipt of the order. More frequently, an electrical distributor serves as the sales channel directly between the manufacturer and the contractor or end-user. The typical sale by an electrical distributor may involve a commonly purchased item that is specifically designated by the end-user and shipped from stock along with a variety of other electrical products. It is generally most economical for electrical distributors to carry in their inventories only those wire and cable SKUs that are commonly ordered and do not require high levels of specialized knowledge or services.

For customers requiring highly specialized wire and cable, custom cut lengths, technical expertise, short lead times or additional services, electrical distributors will generally source products from a specialty wire and cable distributor. We believe that the increasing complexity of specialty wire and cable specifications and the growing need for just-in-time delivery and logistics support will drive further growth in purchases through specialty wire and cable distributors.

Because sales of specialty wire and cable typically represent a relatively small portion of the revenue generated by our electrical distribution customers, our customers often rely on us to make the investments needed to support their specialty wire and cable sales. Given the bulk and weight of specialty wire and cable, stocking a comprehensive offering of specialty wire and cable to meet diverse product demand requires a disproportionately high percentage of warehouse space and materials handling capabilities for our customers, compared to the sales volume that they generate from these products. Electrical distributors typically do not have a high enough demand for specialty wire and cable to turn inventory cost-effectively. Instead of dedicating a larger amount of warehouse space to inventory and making the investments in employee training, same day shipment capabilities for specialty wire and cable, end-user support, and information technology needed to maintain industry leading levels of service, our electrical distribution customers rely on us to play this important role in the supply chain and to be a single source solution.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our recent sales and marketing initiatives.

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. While we do not distribute the power lines used for the transmission of electricity, we sell many products used in a power plant and in the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to support the distribution of specialty wire and cable required for the construction of new power plants and upgrading of existing power plants. For example, large coal-fired utility plants across the U.S. may be retrofitted with flue gas desulphurization systems (commonly referred to as scrubbers) to comply with pollution-control initiatives. This type of project requires the specialty instrumentation, power and control products that we distribute.

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy, comprised of a diverse base of manufacturing and production companies. According to a January 2007 Industrial Information Resources report, spending on industrial projects in the U.S. during 2007 is expected to total $110 billion. We help our electrical distributor customers provide specialty wire and cable to industrial companies with large, complex plant maintenance, repair and operations requirements and for new capital projects. We offer specialty wire and cable that is specifically designed for a variety of industrial applications, and we are benefiting from accelerated capital spending due to economic expansion and a catch-up of deferred maintenance. For example, in petrochemical and other harsh-environment operations, we distribute specialty cables specifically designed to endure exposure to caustic materials or extreme temperatures.

Infrastructure Market.    We believe that significant infrastructure improvements and additions will be needed over the next several years. For example, the Congressional Budget Office (“CBO”) anticipates an increase in spending over the next two decades in the U.S. for drinking water systems and wastewater infrastructure and estimates that for the years 2000 to 2019, annual costs for investment will average between $24.6 billion and $41.0 billion. We expect to benefit from this trend given that the specialty wire and cable we distribute are used in the construction of wastewater treatment facilities. We are assisting our customers to further penetrate the engineering and construction market by working with application engineers to drive specialty wire and cable specifications in large construction projects.

LifeGuard™ Market Opportunity

We believe that the market for low-smoke, zero-halogen products is in its infancy in the U.S. and represents a significant market opportunity across our targeted markets. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. We are leading the development of the market for low-smoke, zero-halogen cable in the U.S. In addition to other threats, when traditional cable burns, the acid gases produced are particularly destructive to electronic equipment, which represents a significant investment for many businesses. In contrast, low-smoke, zero-halogen compounds provide significant flame resistance, minimal smoke production and substantially reduced toxicity and corrosiveness when burned, as compared to traditional wire and cable. We sell our LifeGuard™ products across most of our end-users markets.

Our LifeGuard™ cable has been accepted for use by over 300 end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects. LifeGuard™ can be used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. We are currently marketing LifeGuard™ to the utility industry for use in power generation and co-generation; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

Competitive Strengths

We are a nationally recognized, full-service distributor of specialty wire and cable and related services. Through eleven strategic locations across the United States, we provide same-day shipment to a broad customer base including, among others, Border States Electric Supply, Consolidated Electrical Distributors, Inc., GE Supply Company (acquired by Rexel, Inc.), Graybar Electric Company, Inc., HD Supply, Inc. (formerly Hughes Supply, Inc.), Mayer Electric Supply Company Inc., Rexel, Inc., The Reynolds Company, Sonepar USA and WESCO Distribution, Inc. We operate in a highly fragmented market, and we believe that the following competitive strengths have helped us achieve our leading position in the market and a strong reputation among manufacturers and customers.

Comprehensive Value-Added Services and Product Expertise

Our business model focuses on providing our customers with comprehensive value-added services and high levels of expertise across a broad range of our suppliers’ products. Our services are designed to provide maximum efficiency and flexibility for our customers and include extensive product knowledge and application engineering support, inventory management, custom cut capabilities and 24/7/365 customer service. We help our customers achieve efficient and effective procurement of specialty wire and cable on terms that typically include short lead times and the ability to ship a high percentage of the products ordered within 24 hours. Critical to our success is our application engineering support, in which our knowledgeable sales people help customers match products based on intended use, cost and performance specifications. We have developed the expertise, infrastructure and relationships to provide extensive customer service that we believe would be costly to build and support without the scale we have achieved.

Strength and Tenure of Specialized Sales Force

We have invested in developing a sales force of highly knowledgeable professionals with considerable industry expertise. As of December 31, 2006, our sales force consisted of 47 field sales personnel and 88 inside sales and technical support personnel. The size of our field sales force has increased significantly since 2003 and is aligned according to targeted industries, geography and select customer relationships. Our sales personnel receive ongoing, comprehensive training about innovations in specialty wire and cable as well as changes affecting our targeted markets. We use a consultative selling approach that leverages our extensive product expertise and knowledge of our customers’ needs in the markets in which the products are used. Our sales effort is designed to augment the sales efforts of manufacturers as well as those of our distributor customers. We believe that our sales approach results in increased demand for the products we distribute and maximizes our reputation as a highly knowledgeable source of specialty wire and cable information.

First-Mover Advantage with LifeGuard™ Cable

We believe we have established a first-mover advantage in the U.S. with our LifeGuard™ line of low-smoke, zero-halogen cable products. We believe our LifeGuard line of cable has the potential to become the industry standard in the U.S. for low-smoke, zero-halogen cable needs. Since its introduction in 2003, our LifeGuard™ line of cable has been accepted for use by over 300 end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects. We have identified a substantial potential market for these products and believe that our early entrance into the market provides us with a significant competitive advantage.

Operating Efficiency

Our ability to offer a high level of customer service is due in part to our highly efficient and effective operations that leverage centralized back-office administration and purchasing, a scalable information technology platform, automated warehouse operations and electronic product tracking. The products we carry are bar-coded with exact product specifications and length and tracked on a real-time basis in our system, which allows us to cost-effectively route orders to our warehouses across the country based on delivery distance, availability and quantity of product. Our process minimizes waste by targeting specific locations and reels for optimal custom cut orders. Efficient purchasing and management of our products have helped us increase our average inventory turns from 3.18 in 2001 to 4.46 in 2006 and improved our gross margin during the same period from 22.8% to 28.5%. In addition, by leveraging our national infrastructure and implementing back-office initiatives, we have decreased our operating expenses as a percentage of revenue from 18.0% in 2001 to 12.1% in 2006. Based on data for 2005 reflected in the 2006 Performance Analysis Report (“PAR Report”) published by the National Association of Electrical Distributors (“NAED”), we compare favorably to the electrical distribution industry averages across several metrics, including average sales per employee of approximately $781,000 versus $456,000 for the industry.

Extensive Product Offering and Strong Supplier Relationships

In 2006, we sold approximately 22,000 SKUs, representing a broad and deep selection of high-quality specialty wire and cable. Our products include national brands of continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. We also offer several products under our private brands, including our LifeGuard™ line of low-smoke, zero-halogen cable. Our strategy is to maintain a wide breadth and depth of inventory, allowing us to ship a high percentage of the products ordered within 24 hours. We believe that our vast product offering and value-added services are significant factors in attracting and retaining many of our customers. In addition, we have strong, often decades-long, relationships with large wire and cable manufacturers such as Belden CDT, General Cable Corp., Nexans, Service Wire Company and Southwire Company. Because of our national scale, market leadership position and specialized services, we believe we provide an important function in the supply chain and are critical to our suppliers’ sales efforts. We also believe that our strategic decision to concentrate our purchases with our top suppliers allows us to solidify our relationships with these vendors while optimizing our vendor rebates.

Strong and Diversified Customer Base

During 2006, we served over 2,700 customers, including virtually all of the top 200 electrical distributors in the U.S. We have experienced exceptional customer retention, and we believe that we are the primary supplier of specialty wire and cable to a majority of our customers. Each of our top ten customers in 2006 has purchased products from us every year over the last decade. Our direct customers are electrical distributors, and our products are used within a diverse range of industries including, the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. We believe that the strength of our broad customer relationships provides us with a significant competitive advantage.

Experienced Management Team

Our highly experienced team of executive officers and key management has an average tenure with us of over 14 years. This continuity strengthens our relationships with our customers and suppliers and enables us to provide our customers with a high level of product and industry expertise. Our management team is led by our President and Chief Executive Officer, Charles Sorrentino, who joined us in 1998. Working with Mr. Sorrentino is a team of industry veterans who have been instrumental to our strong growth and success to date and will enable us to leverage our competitive strengths and pursue further strategic growth opportunities.

Growth Strategies

Since implementing our new sales and marketing strategy in 2003, our revenue has increased from $149.1 million in 2003 to $323.5 million in 2006, and our operating income has increased from $4.7 million to $53.1 million. We intend to continue to leverage our competitive strengths and pursue select strategic initiatives to drive growth in revenue and profit.

Generate Demand from Targeted Markets

During 2003, we realigned our sales efforts to work in concert with our distributor customers to generate demand directly from end-users in our targeted markets, including the utility, industrial and infrastructure markets. We believe that our sales and marketing programs and product application expertise can help our distributor customers drive demand from their customers. In select target markets, we are assisting our customers in forming relationships with project and specifying engineers to create demand for our specialty wire and cable. For example, in the utility market, we are positioned to capitalize on the increased spending on new power generation assets and environmental compliance initiatives. Additionally, we are marketing our cable management program to the engineering and construction market as a tool to manage supplies at large capital projects. We also believe that many of these new relationships have been awarded to us based on the range of value added services that we are able to provide. We believe that our ability to help generate demand and manage the logistics of delivering our specialty wire and cable increases the value we bring to our customers and suppliers alike. We believe that the relationships we have developed with specifying engineers enhance our role in the sales and marketing process and established a platform to accelerate sales of our private branded products through our distribution channels.

Expand Our Sales Force

As part of our ongoing strategy to penetrate new markets, we expect to continue to expand our sales force and further focus our sales and marketing efforts on supporting our distributor customers in our targeted markets. We typically hire experienced personnel for our sales force, and since 2003 we have significantly increased the number of our field sales personnel. Based on industry data from the NAED’s PAR Report, our sales personnel outperformed industry averages in 2005 with average sales per sales employee of $1.8 million versus $889,000 for the industry. We believe we are in the early stages of penetrating additional sales channel opportunities in targeted markets and will continue to add specialized sales personnel to generate demand for our products.

Increase Sales of Private Branded Products

Beginning in 2003, we spearheaded the development and marketing of select private branded products, including LifeGuard™, a low-smoke, zero-halogen line of cable; Houwire®, a low-cost sound and security wire; and DataGuard®, a high-end electronic cable product line. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. While we are still in the early stages of selling these product lines, we believe the possible markets for these products are significant. Since its introduction in 2003, our LifeGuard™ line of cable has been accepted for use by over 300 end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects.

Focus on Efficient Operations and Cost Control

We seek ways to reduce costs, increase efficiency and ultimately enhance our ability to serve our customers. For example, we continuously measure our performance and implement best practices across our organization to improve our operations. We tie a portion of our manager compensation to profitable growth. In addition, we have invested in highly flexible and scalable information systems, which have been instrumental to the efficient integration of our sales, distribution and logistics capabilities. Improvements in our inventory management have created capacity in our warehouses that can be used to support our continued growth. We believe that our dedicated focus on efficient operations and scalable technology will help us drive productivity improvements and cost savings in the future.

Selectively Pursue Acquisition Opportunities

Our senior management team has experience in identifying and integrating acquisition targets. In 2000, we acquired our largest direct competitor, Futronix, from Kent Electronics. Following the acquisition we successfully integrated operations, including the elimination of seven Futronix warehouses. While we are not dependent on acquisitions to achieve our growth plan, we will selectively pursue acquisitions that leverage our established infrastructure and allow us to strategically address select target markets, grow our product and service offering, expand geographically and leverage our efficient distribution and operations platform.

Products

Through our relationships with many of the large wire and cable manufacturers, we have access to a full spectrum of specialty wire and cable, allowing us to consistently meet the needs of our customers. Our focus is on specialty wire and cable that is engineered for specific usage and supplies critical power and data to end-users across diverse markets. We custom cut our wire and cable to exact specifications so that they can be installed as soon as they arrive at the destination. Our product strategy is to carry an extensive array of specialty wire and cable to meet the diverse, dynamic and time-sensitive needs of our customers. In addition, our infrastructure is designed to respond to short lead times with high levels of product availability and same day shipment.

Product Categories.    We distribute a wide array of wire and cable types for a host of applications, including:

•              Continuous Armor. Continuous armor cable is available in low voltage and medium voltage constructions and is used in harsh environments where maximum conductor protection is required. The corrugated seamless aluminum armor prevents the entrance of water, gas and corrosive elements into the electrical core of the cable. Continuous armor cable is used in a wide variety of applications including industrial power distribution, pulp and paper, utility and petrochemical operations. This product can be used indoors and outdoors, aerially, in conduits, ducts, cable trays and direct burial applications.

•              Control & Power. Control and power cable is 600 volt single or multiple conductor cable used in a broad range of commercial, industrial and utility applications. Applications include lighting, control and power circuits in wet and dry locations in conduits, ducts and raceways. Control and power cable is chemical, gasoline and oil resistant, and may be directly buried or installed in cable trays.

•              Electronic. Electronic cable is primarily used in audio, control, instrumentation and computer applications. It is highly engineered cable that provides specific electrical performance characteristics for a broad range of data, communications and industrial applications.

•              Flexible & Portable Cord. Flexible and portable cord is a highly flexible and durable single or multiple conductor cable used in heavy-duty industrial applications. These cables are commonly used for energizing mobile mining equipment, diesel electric locomotives, lifting magnets, cranes and loaders, as well as for portable power distribution for tools, equipment, small motors and machinery.

•              Instrumentation & Thermocouple. Instrumentation and thermocouple cable is 300 volt or 600 volt, twisted pair or triad cable used to transmit signals for instrument, process and control, or heat sensing instruments. It may be used in wet and dry locations, indoors or outdoors, aerially, in conduits, ducts, cable trays or 600 volt direct burial applications.

•              Interlocked Armor. Interlocked armor cable is available in low voltage and medium voltage constructions and is used in harsh environments where maximum conductor protection is required. The protective sheath is made from a thick corrugated metal tape that locks together as it is wrapped around the cable core. It is used in a wide variety of applications including industrial power distribution, pulp and paper, utility and petrochemical operations. This product can be used indoors and outdoors, aerially, in conduits, ducts, cable trays and direct burial applications.

•              Lead & High Temperature. Lead and high temperature cable is 600 volt single conductor cable used to create or complete electrical circuits. Many of these cables are capable of withstanding flame temperatures in excess of 2,000°C or higher. This product is commonly used for power, control, and instrumentation circuits in iron, steel, glass, aluminum and refining applications, and in industrial heating and cooking equipment.

•              Medium Voltage. Medium Voltage cable is a single or multi-conductor cable that is rated for 2,001 volts to 35,000 volts. This power cable can be used in open air, conduit, duct, cable tray (when CT rated), wet and dry locations or be directly buried in earth. It is commonly used in chemical plants, refineries, steel mills, industrial plants, commercial buildings, utility substations and generating stations.

•              Premise & Category Wiring. Premise wiring is used for general purpose remote control signaling and voice and data applications. Category cables are used for high speed data transmission of voice, data and telephony information.

Our Private Branded Products.    We also sell our own private branded products, LifeGuard™, DataGuard® and Houwire®, across many of the product categories identified above.

•              LifeGuard™. LifeGuard™ cable is a low-smoke, zero-halogen cable constructed with highly engineered polymers.    LifeGuard’s™ properties exceed those of standard cable construction, and it has excellent electrical and mechanical characteristics. The jacket on LifeGuard™ cable is highly flame-retardant, produces very small amounts of smoke when burned and contains no halogens. LifeGuard™ is used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. LifeGuard™ cable is ideal for applications where a high degree of safety and equipment protection is required. We are currently marketing LifeGuard™ to the utility industry for use in power generation; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities, such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

•              DataGuard®. We introduced our DataGuard® product line in 2006 to address the data and communications wire and cable market. These expansive and performance driven markets require cables with exacting electrical characteristics. Our DataGuard® products are premium quality, highly engineered cables specifically designed to meet these demanding requirements and are used in a broad range of audio, control, instrumentation and computer applications.

•              Houwire®. Our Houwire® product line has been custom tailored for the sound, security and fire alarm market. Houwire® products are low-voltage cables that have been value engineered for multiple applications in both industrial plants and commercial facilities. These competitively priced items have helped to position us for additional penetration into the broad and expanding sound and security market.

Services

In addition to the broad selection of specialty wire and cable that we distribute, we offer a wide array of value-added services to our customers to assist them with their wire and cable requirements. These services allow customers to use our industry expertise to efficiently manage their wire and cable requirements with improved service and minimal waste and expense.

We believe our inventory depth and breadth, distribution capabilities and value-added services are critical to our customers’ wire and cable procurement needs and significantly reduce their cost by:

•              eliminating long lead times typically required by manufacturers;

•              reducing on-site labor costs;

•              fulfilling small orders without subjecting customers to purchase order minimums and price premiums;

•              reducing waste through our cut-to-length service offering;

•              moderating inventory carrying costs by offering next-day delivery for SKUs which take up substantial warehouse space;

•              providing access to restricted and exclusive brands;

•              offering technical resource capabilities through our product specialists’ 24-hours-a-day, seven-days-a-week, 365-days-a-year service; and

•              managing large, intermittent product orders through our cable management program.

Our value-added services include the following:

•              Application Engineering Support. Our sales personnel have significant technical knowledge of the specialty wire and cable we distribute and their applications and specifications. Our sales staff assists customers with selecting the appropriate wire and cable products based on the intended use, cost and performance specifications.

•              Standard Same Day Shipment from Our Extensive Inventory. Through our nine distribution facilities and two third-party logistics providers, it is our standard practice to ship product the day it is ordered, and we generally have it delivered by ground the next business day.

•              24-Hours, 7-Days-a-Week, 365-Days-a-Year Service Anywhere in the United States. Our sales offices and distribution facilities provide customers with around-the-clock customer support and can deliver customized orders on short notice from any of our locations.

•              Custom Color Striping. We provide custom striping services, including color-coding products for circuit design applications.

•              Cut-to-Length Capabilities at No Additional Charge. We estimate that approximately 90% of our stock orders are cut-to-length, which eliminates excess labor costs and remnants for our customers.

•              Wire & Cable Training Programs. We are actively engaged in wire and cable training both for our distributor customers and for their end-user customers. Typical training activities include wire schools at both supplier facilities and our own, plant and site tours at our facilities and our suppliers’ facilities and on-site product training with cable engineers.

•              Full Extranet Capabilities. We give our customers internet-based, password protected access to select areas of our real-time ERP system, which allows them to check product availability, obtain pricing, and confirm order status—including detailed shipping information identifying the carrier used and shipment tracking number.

•              Cable Selection System. Our cable selection system is an internet-accessible order release site that allows customers to self-manage their cable requirements such that they arrive just-in-time at the job site and allows customers to initiate release of wire and cable via our website. With our cable selection system, the customer can request the exact circuit lengths to which cable is cut, project inventory status is available for review at any time, and the project engineer or field manager can submit changes to their orders from the field.

•              Cable Management Program. Our cable management program is an inventory system that pre-allocates specialty wire and cable for a customer’s specific project and includes a custom program designed to manage all of the wire and cable requirements for a customer’s project. The major benefits of our cable management program include guaranteed availability of materials, plus safety stock; immediate shipment of material upon field release; firm pricing and a dedicated project manager. As part of the program, wire and   cable stock is reserved in our warehouse and identified with a unique part number to ensure it is available for sale when requested by the customer. In addition, customers can review a project’s inventory 24 hours a day via a secure internet site and can obtain details on items such as individual circuit cut history, shipment and order tracking information. Our cable management program allows customers to better manage their large projects and helps to eliminate job site theft, expenses associated with delayed shipments of materials and surplus materials.

Customers

During 2006, we served over 2,700 customers, including virtually all of the top 200 U.S. electrical distributors, representing over 8,000 customer locations nationwide. All of our top ten customers have been customers for more than a decade.

Our top 10 customers in 2006 were:

Border States Electric Supply	HD Supply, Inc. (formerly Hughes Supply, Inc.)
Consolidated Electrical Distributors, Inc.	Mayer Electric Supply Company, Inc.
Dealers Electric Supply	Rexel, Inc.
GE Supply Company (acquired by Rexel, Inc.)	Sonepar USA
Graybar Electric Company, Inc.	WESCO Distribution, Inc.

Our customers’ primary end-markets include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. While downturns or cyclicality in the markets our distributor customers serve could affect our business, we believe that the market and geographic diversity of our end-users helps to mitigate risks associated with regional or sector-specific cycles. In 2006, our largest customer, WESCO Distribution, represented approximately 13% of our sales. Rexel, Inc. acquired GE Supply Company in August 2006, and the companies together represented approximately 12% of our sales in 2006.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases with three leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and supplier incentives. As a result, in 2006 approximately 57% of our annual purchases came from three suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products.

Our top five suppliers in 2006 were Belden CDT, General Cable Corp., Nexans, Service Wire Co., Inc., and Southwire Company. Products we purchased from Belden CDT, General Cable Corp., and Nexans each generated more than 10% of our sales in 2006.

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. In addition, we believe our role in the supply chain, through our national distribution channel and value-added services, provides our suppliers cost savings by:

• eliminating the need to maintain their own asset intensive distribution system across the U.S.;

• placing large orders, which allow suppliers to have efficient and cost-effective production planning;

• reducing their marketing and sales functions and expenses; and

• allowing them to rely on our technical specialists to provide technical support to our customers and end-users.

Sales and Marketing

Sales Strategy

The primary objectives of our sales process are (i) to continue to generate market awareness, (ii) to identify profitable specialty wire and cable markets and (iii) to penetrate targeted markets through cost benefit analyses and customized service offerings. Our sales force is trained to identify the needs of our customers and develop a single-source wire and cable solution that meets their needs while creating a competitive advantage for us.

Sales Organization

In order to meet our growth initiatives and manage the corresponding increased contact with customers, we invested heavily in sales resources (including significantly increasing the size of our field sales force from 2003 to 2006). We have also transformed our compensation programs to drive a more proactive sales process. For example, we have realigned the incentives for our field sales force by tying more than 50% of commissions to sales to new customers. Our inside sales force compensation structure focuses on monthly adjusted gross profit dollars and margin percentage targets.

We have expanded our sales channels to support our electrical distributor customers as “channel partners” to penetrate our targeted markets, including the utility, industrial and infrastructure markets. In cooperation with these distributors, we are implementing a pull-through sales strategy to increase demand for our products and services among selected end-users.

As of December 31, 2006, our sales and marketing staff consisted of approximately 157 employees. We market our specialty wire and cable through an inside sales force located throughout our regional offices and a field sales force located in key geographic markets throughout the U.S. By operating under a decentralized process, regional managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

Our field sales force focuses on developing demand for our products. In addition to adding field sales resources, since 2003 we have reorganized our sales organization to service our customer base more effectively and to penetrate new and larger end-markets. Our sales force optimization plan has involved:

• driving the specification of our private branded products such as LifeGuard™;

• developing targeted account lists within regional sales territories;

• adding sales managers in larger regions to assist regional managers;

• adding support personnel for the development of our targeted markets;

• partnering with leading electrical distributor marketing groups to target Fortune 100 companies;

• revising the sales commission plan to motivate and compensate personnel for profitable incremental growth;

• adding national account managers to service our largest customers; and

• implementing a customer relationship management platform to help target and develop new accounts.

Our inside sales force’s primary objective is to maintain, service and develop existing accounts. Our inside sales personnel assist customers and end-users with selecting the appropriate wire and cable products based on intended use, cost and performance specifications. With our national presence, the inside sales force also has the ability to designate the distribution facility that will process a customer’s order, which helps to reduce freight charges and transportation time. In addition to assisting customers with proper product selection, our inside sales personnel facilitate the designation of our products in project specifications, increasing the utilization of our products. Part of our inside sales force consists of our National Service Center, (“NSC”), an outbound call center located in Houston, Texas, that is focused on developing smaller or less active accounts. The NSC cultivates our customers using a cost effective and consistently applied sales and marketing process. We believe the NSC represents a valuable, hands-on and profitable training ground for the development of our current and future sales force.

Through the NSC, we offer continuous in-depth training for our entry-level sales personnel. In addition to our NSC training, we offer our sales force extensive training and education, including training on ISO 9001:2000 standard sales-related procedures, a hands-on multi-department orientation, an in-house wire school facilitated by in-house experts and factory engineers, and attendance at the “Belden College of Wire Knowledge” at Belden CDT’s manufacturing facility. All sales professionals are educated on our regimented sales process with complete protocols, requirements and controls.

Marketing

As a result of the initiatives we adopted in 2003, we have augmented our marketing activities and functions by:

•       creating an executive marketing position responsible for continual strategic analysis of our marketing channels, customers, products,  and brand awareness;

•       implementing a sales and marketing organizational infrastructure driven by corporate market managers and segmented by targeted  markets;

•       introducing a marketing services manager to handle customer-specific marketing programs;

•       adopting pricing matrices and controls;

•       developing marketing plans to target new markets and customers; and

•       developing new private branded products, such as LifeGuard™, DataGuard® and Houwire®.

Our marketing materials include a master catalog, targeted mini-catalogs, product brochures, direct mail and an online presence that includes an e-catalog, company overview and LifeGuard™ cable informational videos. The extranet access we provide allows customers to obtain custom pricing, inventory availability and information on shipping and order-tracking. We also regularly participate in trade shows.

We employ database mining techniques to identify new business development opportunities and customers. We utilize our own data as well as third-party provided data. Our database contains over 21,500 contacts from over 8,000 accounts at electrical distributors nationwide. In addition, we have approximately 18,500 contacts of engineering and procurement professionals. We believe we possess one of the largest databases of contact information for electrical distributors of specialty wire and cable in the U.S.

We are members of various national marketing groups that represent hundreds of electrical distributors across the U.S. As a supplier member of these groups, we are recognized as a preferred supplier to these customers. We believe that our relationships with these groups are strong. We also maintain direct relationships with all of our customers who are distributor members of these groups.

Operations & Facilities

Purchasing

To maximize purchasing efficiencies, we utilize a centralized purchasing function located at our corporate headquarters in Houston, Texas, which manages each distribution facility’s unique product profile and inventory levels. The purchasing department is led by the Vice President of Marketing and Merchandising, who oversees a Director of Purchasing, senior buyers who are responsible for purchasing specific product groups, length allocation specialists, who are responsible for efficient reel selection, and a logistics and product analyst, who is responsible for inventory optimization initiatives. Additionally, the corporate market managers and sales personnel provide feedback on product lines to the Vice President of Marketing and Merchandising and the Director of Purchasing. Our ability to consolidate demand and purchase large quantities of wire and cable provides substantial manufacturing scale for our suppliers and results in competitive prices including attractive rebate programs.

Our centralized purchasing function is supported by our ERP system, which notifies the senior buyers of required inventory purchases through the use of a real-time inventory forecasting system. Under this system all inventory items have a classification based on sales frequency, which is customized for every SKU. Based on a particular item’s classification, demand analysis is developed from usage history, minimum acceptable safety stock and projected manufacturing lead times.

Logistics

Our logistics process is highly automated through an ERP system that enables the seamless integration of operating functions. In 1999, we implemented a radio frequency bar-coded inventory system. This bar-coding system has facilitated our length allocation process, which audits all customers’ orders prior to their release into the distribution facilities and subsequently directs warehouse personnel to particular reels for cut-to-length orders. This process reduces wire and cable remnants, ensures accuracy and maintains our real-time inventory system for sales personnel.

We process customers’ orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Information Systems and Technology

We utilize scalable information systems and technology to provide support for all of our operations. We utilize a proprietary state-of-the-industry ERP system. Over the years, the system has been upgraded and customized for our operations and allows for the seamless integration of financial, operational and administrative functions. Each of our locations is connected to our computer networks through dedicated data lines. These systems are protected by the support of recognized security systems, and we maintain a disaster recovery system that provides for the back-up of our data.

Our automated bar-coded inventory system allows us to track and manage our inventory on a real-time basis. With more than 43,000 reels across eleven distribution facilities, our information technology systems allow complete traceability of our products through the entire supply chain from our suppliers to delivery to our customers. We also developed a proprietary cable management system that allows our customers to review online the wire and cable products designated for specific projects, release orders for shipment and review previous shipments.

In 2004, we augmented our ERP system with the implementation of a CRM platform for customer relationship and sales force management, which allows for advanced customer management in a secure environment.

We have an experienced and dedicated information technology department, including on-site programmers and other network professionals.

Employees

As of December 31, 2006, we had 293 employees, of which approximately 80% are sales or warehouse personnel.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Competition

Like the general U.S. electrical distribution market, the specialty wire and cable market is highly competitive and fragmented, with over 200 specialty wire and cable distributors serving this market. The product offerings and levels of service provided by the other specialty wire and cable distributors with which we compete vary widely. We primarily compete with other specialty wire and cable distributors on a regional and local basis. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other specialty wire and cable distributors, we also face, on a much more limited basis, competition with the hundreds of electrical distributors and manufacturers that sell products directly or through multiple distribution channels to end-users or other resellers. In the markets that we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Website Access

Our internet address is www.houwire.com. Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge under the “Investor Relations” heading on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed or furnished, as applicable, with the Securities and Exchange Commission (the “SEC”). You also may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers like us who file electronically with the SEC.

Government Regulations

We are subject to regulation by various federal, state and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Interstate Commerce Commission, Occupational Safety and Health Administration, Department of Labor and Equal Employment Opportunity Commission. We believe we are in compliance in all material respects with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained in this Form 10-K, before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in our common stock.

Risks Relating to Our Business and Industry

Downturns in capital spending and cyclicality in certain of the markets we serve could have a material adverse effect on our financial condition and results of operations.

The majority of our products are used in the construction, maintenance and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries. For example, in late 2005, our sales benefited from the cleanup and rebuilding efforts following Hurricanes Katrina and Rita, but we expect this increased demand to wane as construction activity returns to more typical levels. A downturn in the general economy, or in one or more of the end-markets for our specialty wire and cable, could have a material adverse effect on our financial condition and results of operations.

We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to meet customer orders. Failure to do so could adversely affect our sales and earnings. However, if our inventory levels are too high, we are at risk that unexpected changes in circumstances, such as a shift in market demand, drop in prices or default or loss of a customer, could have a material adverse impact on the net realizable value of our inventory.

Our operating results may be affected by fluctuations in commodity prices.

Copper and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate that approximately one-fifth of the growth in sales from 2005 to 2006 and between $4.5 million and $6.5 million of net income in 2006 was attributable to higher commodity prices for certain components of our products, principally copper and polymers. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our wire and cable, which could adversely affect the demand for our products. Copper prices, which peaked in May 2006 at $4.04 per pound, have declined to $2.74 per pound as of March 1, 2007. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected.

If we are unable to maintain our relationships with our electrical distributor customers, it could have a material adverse effect on our financial results.

We rely primarily on electrical distributors to purchase our wire and cable. The number, size, business strategy and operations of these electrical distributors vary widely from market to market. The success of our sales and distribution channels depends heavily on our successful cooperation with these electrical distributors in each of our various markets.

In 2006, our ten largest customers accounted for approximately 47% of our sales, and our largest customer accounted for approximately 13% of our sales. If we were to lose one or more of our large electrical distributor customers, or if one or more of our large electrical distributor customers were to significantly reduce the amount of specialty wire and cable they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key electrical distributor customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the electrical distributor members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

We currently source products from more than 160 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and supplier incentives. As a result, in 2006 over 57% of our annual purchases came from three suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distributors, or decided to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, specialty wire and cable suppliers often allocate products among distributors, and our allocations might not be adequate to meet our customers’ needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of Charles Sorrentino, our President and Chief Executive Officer, Nicol Graham, our Chief Financial Officer, and James Pokluda, our Vice President of Marketing and Merchandising. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to execute our growth strategies.

A change in vendor rebate programs could adversely affect our gross margins and results of operations.

The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, suppliers may adversely change the terms of some or all of these programs. These changes may lower our gross margins on products we sell and may have an adverse effect on our operating income.

Our private branded products might not continue to gain market acceptance.

An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have only been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further demand for our products could diminish as a result of a competitor’s introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long delay. If we cannot sustain the growth in demand for our LifeGuard™ products, if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

If we encounter difficulties with our management information systems, we would experience problems managing our business.

We believe our management information systems are a competitive advantage in maintaining our leadership position in the specialty wire and cable distribution industry. We rely upon our management information systems to manage and replenish inventory, fill and ship orders on a timely basis and coordinate our sales and marketing activities. If we experience problems with our management information systems, we could experience product shortages, diminished inventory control or an increase in accounts receivable. Any failure by us to maintain our management information systems could adversely impact our ability to attract and serve customers and would cause us to incur higher operating costs and experience reduced profitability.

An increase in competition could decrease sales or earnings.

We operate in a highly competitive industry. We compete directly with national, regional and local providers of specialty wire and cable. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current electrical distributor customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing electrical distributor customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from the industry trend toward consolidation could adversely affect our growth and profit margins.

We may be subject to product liability claims that could be costly and time consuming.

We sell specialty wire and cable that has been manufactured by third parties. As a result, from time to time we have been named as defendants in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, manufacturers’ warranties and indemnities are typically limited in duration and scope and may not cover all claims that might be asserted. Moreover, our insurance coverage may not be available or may not be adequate to cover every claim asserted or the entire amount of every claim.

As a newly public company our administrative costs are increasing and management’s time and attention is being diverted, particularly to comply with regulatory requirements implemented by the Securities and Exchange Commission and The Nasdaq Stock  Market.

As a newly public company, we incurred significant legal, accounting, director and officer liability insurance costs, and other costs during 2006 that we did not incur as a private company. We will continue to incur additional costs in 2007, as we become subject to more of the provisions of the Sarbanes-Oxley Act of 2002 and other rules and regulations that the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market, or Nasdaq, have adopted. In particular, beginning with our annual report for 2007, we will be required under Section 404 of the Sarbanes-Oxley Act to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting. Given that this will be the first time that we will be required to furnish such a report, we expect to incur material costs and to spend significant management time to comply with Section 404. In addition, we are incurring all of the internal and external costs of preparing and distributing periodic public reports required under the securities laws and to comply with applicable rules and regulations. We have not yet experienced a full fiscal year of these additional costs but we expect them to be in the range of $1.25 million to $1.75 million per year. In addition to increasing costs, our compliance efforts have made some activities more time-consuming and diverted management time and attention away from our core business. We will need to expand our operational and financial systems and controls as part of our compliance efforts.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may not be able to successfully identify acquisition candidates, effectively integrate newly acquired businesses into our operations or achieve expected profitability from our acquisitions.

To supplement our growth, we intend to selectively pursue acquisition opportunities. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot complete those acquisitions that we identify, we will not be able to realize the benefit of this growth strategy.

Acquisitions involve numerous possible risks, including unforeseen difficulties in integrating operations, technologies, services, accounting and personnel; the diversion of financial and management resources from existing operations; unforeseen difficulties related to entering geographic regions or target markets where we do not have prior experience; the potential loss of key employees; and the inability to generate sufficient profits to offset acquisition or investment-related expenses. If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Facilities

The following table sets forth information about our executive offices and our warehouse facilities as of December 31, 2006.

Location	Total Square Feet	Warehouse Square Feet	Leased Expiration Date
Houston, TX	166,720	136,720	Owned
Chicago, IL	67,448	62,378	August 8, 2013
Philadelphia, PA	60,000	54,500	December 31, 2011
Los Angeles, CA	52,901	47,036	November 14, 2009
Atlanta, GA	50,733	47,483	September 30, 2009
Tampa, FL	49,776	45,374	March 31, 2013
Charlotte, NC	44,159	38,892	June 30, 2015
Baton Rouge, LA	22,200	19,700	September 30, 2009
Seattle, WA	15,240	13,740	March 31, 2007
Total	529,177	465,823

We own our Houston, Texas facility, which serves as a regional distribution center as well as our corporate headquarters. Constructed in 1995 on 11.5 acres, the facility houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology. Our Houston headquarters is pledged as collateral to our lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As a test of potential new markets and to augment our distribution network, we contract with two third party logistics firms. The location of and services provided by these third party logistics firms are as follows:

•       Denver, Colorado—Inventory and ship pre-packaged and cut-to-order lengths of specialty wire and cable for a monthly service fee for an unlimited number of transactions; and

•       San Francisco, California—Inventory and ship pre-packaged and cut-to-order lengths of specialty wire and cable on a per-transaction fee basis.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate. In addition, we maintain general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER  PURCHASES OF  EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Global Market under the symbol “HWCC” since June 15, 2006.  Prior to that time, there was no public market for our stock.  The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The Nasdaq Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2006:
Second quarter (from June 15, 2006)	$17.97	$15.00
Third quarter	$23.89	$15.88
Fourth quarter	$25.50	$17.54

There were 28 holders of record of our common stock as of December 31, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or affiliated purchasers during the fourth quarter of the year ended December 31, 2006.

Dividend Policy

We paid a special dividend aggregating $20.0 million on our common stock on December 30, 2005. We have not paid any other dividends since that time, and our board of directors currently intends to retain any future earnings for reinvestment in our business. In any event, any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends, including the restrictions contained in the agreements governing our outstanding indebtedness and any other factors our board of directors deems relevant.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Under our credit facility, our operating subsidiary may only pay us dividends for specified purposes, which do not include enabling us to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item and by Item 12 regarding securities available for issuance is presented under Item 12.

ITEM 6.                    SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet information at December 31, 2006 and December 31, 2005 from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2003 and December 31, 2002, and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$323,467	$213,957	$172,723	$149,084	$158,230
Cost of sales	231,128	158,240	131,419	113,959	120,839

Gross profit	92,339	55,717	41,304	35,125	37,391
Operating expenses:
Salaries and commissions	22,706	18,707	16,665	14,588	15,190
Other operating expenses	15,975	14,016	12,392	13,857	12,846
Management fee to stockholder(1)	208	500	501	502	504
Litigation settlements	—	(672)	(650)	—	49
Depreciation and amortization	376	398	876	1,481	1,688
Total operating expenses	39,265	32,949	29,784	30,428	30,277

Operating income	53,074	22,768	11,520	4,697	7,114
Interest expense	3,075	2,955	3,544	4,186	4,360

Income before income taxes	49,999	19,813	7,976	511	2,754
Income tax provision	19,325	7,299	3,167	295	290

Net income	$30,674	$12,514	$4,809	$216	$2,464

Earnings per share:
Basic	$1.63	$0.75	$0.29	$0.01	$0.15

Diluted	$1.62	$0.75	$0.29	$0.01	$0.15
Weighted average common shares outstanding(2):
Basic	18,875,192	16,606,672	16,350,465	16,334,079	16,333,875
Diluted	18,984,826	16,757,303	16,520,601	16,504,215	16,504,011

(1)             The management fee arrangement was terminated as of the completion of our initial public offering in June 2006.

(2)             All of the share information has been restated for the 1.875 stock split discussed in Note 1 of the consolidated financial statements.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$52,128	$41,309	$27,072	$21,644	$20,923
Inventories, net	$56,329	$31,306	$29,836	$26,905	$34,726
Total assets	$116,864	$81,241	$65,724	$58,455	$66,927
Book overdraft (1)	$1,265	$2,119	$1,341	$174	$389
Total debt (2)	$12,059	$61,406	$43,752	$46,548	$55,668
Stockholder’s equity (2)	$81,674	$742	$8,228	$3,364	$3,148

(1)             Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.

(2)             On December 30, 2005, we paid a special dividend of $20.0 million to our common stockholders and funded the payment by borrowing under our existing credit facility.

7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Form 10-K. Certain tabular information will not foot due to rounding.

Overview

Since our founding over 30 years ago, we have grown to be one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. Today, we serve over 2,700 customers, including virtually all of the top 200 electrical distributors in the U.S. Our specialty wire and cable is primarily used in maintenance, repair and operations (“MRO”) related projects and is increasingly purchased for larger scale projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

In 2000, we acquired our largest competitor, the Futronix division of Kent Electronics Corporation. Since that time, we have pursued a number of initiatives designed to improve our operating efficiencies and increase our share of the fragmented market for specialty wire and cable. We integrated the Futronix business into our own and rationalized inventory, facilities and low-margin customer relationships. We have made substantial investments in warehouse facilities and information systems in order to enhance our ability to provide customers with comprehensive value-added services, including application engineering support, inventory management, custom cut capabilities and 24/7/365 customer service, order fulfillment and shipping. During the years 2001 through 2003, the U.S. electrical distribution market was adversely affected by the general slowdown of the U.S. economy. In response to these economic conditions, we increased our focus on achieving operating efficiencies by leveraging our investments in our centralized back-office administration and purchasing, investing in a scalable information technology platform and implementing automated warehouse operations and electronic product tracking. This focus has assisted us in increasing our operating income margin from 4.8% in 2001 to 16.4% in 2006.

Since 2003, the U.S. electrical distribution market has experienced increased demand, as large industrial and commercial companies have increased capital spending to “catch-up” on deferred maintenance and upgrade and expand infrastructure. According to Electrical Wholesaling magazine, the U.S. electrical distribution market is estimated to have grown from approximately $60.6 billion of industry-wide sales in 2003 to $84.4 billion in 2006, and is expected to grow 10.5% to $93.3 billion in 2007. At the same time as the electrical distribution market began to recover, we implemented a new sales and marketing strategy that focuses on working in concert with our distributor customers to generate demand from end-users in our targeted markets and to strengthen relationships with project and specifying engineers to stimulate demand for our specialty wire and cable. In addition, we have significantly increased the size of our sales force since 2003, and as of December 31, 2006 we had 157 sales employees. In 2003, we introduced our LifeGuard™ line of low-smoke, zero-halogen cable products which, due to their highly engineered specifications and safety benefits, generate higher margins for us than traditional cable products. As a result of our new sales and marketing initiatives, as well as general market growth, our revenue has increased at a CAGR of 29.5% over the past three years, from $149.1 million in 2003 to $323.5 million in 2006.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality from time to time. We believe that our revenue will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™.

Our direct costs will continue to be influenced significantly by the prices we pay our suppliers to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with suppliers or changes in vendor rebates. Our operating expenses will continue to be affected by our investment in sales, marketing and customer support personnel and commissions paid to our sales force for revenue generated. Some of our operating expenses are related to our fixed infrastructure, including rent, utilities, administrative salaries, maintenance, insurance and supplies. To meet our customers’ needs for an extensive product offering and short delivery times, we will need to continue to maintain adequate inventory levels. Our ability to obtain this inventory will depend, in part, on our relationships with suppliers.

Changes in Connection with Becoming a Public Company

In June 2006 we completed our initial public offering, in which we sold 4,250,000 shares of common stock for approximately $49.9 million in net proceeds, which we used to reduce indebtedness under our credit facility. In connection with the offering, we terminated a management agreement between us and an affiliate of Code Hennessy & Simmons, under which we previously paid an annual $500,000 management fee.

As a public company, we have incurred significant additional operating expenses such as increased audit fees, professional fees, directors’ and officers’ insurance costs, compensation for our board of directors, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred or were incurred at a lower level by us as a private company and are not included in our prior results of operations. We began to incur certain of these expenses during 2006, and we expect that these expenses will continue to increase. We expect these additional expenses to be in the range of $1.25 million to $1.75 million per year.

On December 30, 2005, we paid a special dividend of $20.0 million to our common stockholders and funded the payment by borrowing under our existing credit facilities. Due to the interest payable on these borrowings, our net earnings, and earnings per share, in 2006 were lower than they would have been had we not paid the special dividend.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $157,000 per year. A 20% change in our estimate at December 31, 2006 would have resulted in a change in income before income taxes of $98,000 for the year ended December 31, 2006.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2006 would have resulted in a change in income before income taxes of $136,000 for the year ended December 31, 2006.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2006 would have resulted in a change in income before income taxes of $393,000 for the year ended December 31, 2006.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during 2006 would have resulted in a change in income before income taxes of $1.2 million for the year ended December 31, 2006.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2006, our goodwill balance was $3.0 million, representing 2.6% of our total assets.

In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2006, we performed our annual goodwill impairment tests for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our effective date is January 1,

2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not anticipated to have a material impact on our Consolidated Financial Statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact our method for recording and reporting these type taxes in its consolidated financial statements, as our current policy is to report all such taxes on a net basis.

Sales

We generate most of our sales by providing specialty wire and cable to our customers. We also collect sales through freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced.

Cost of Sales

Cost of sales consists primarily of the average cost of the specialty wire and cable that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors and vendor rebates generally related to annual purchase targets.

Operating Expenses

Operating expenses include all expenses incurred to receive, sell and ship product and administer the operations of our company.

Salaries and Commissions.   Salary expense includes the base compensation, and any overtime earned by hourly personnel, for all sales, administrative and warehouse employees. Commission expense is earned by inside sales personnel based on gross profit dollars generated, by field sales personnel from generating sales and meeting various personal objectives, by sales, national and project managers for driving the sales process, by regional managers based on the profitability of their branches and by corporate managers based primarily on our profitability and also on other operating metrics.

Other Operating Expenses.   Other operating expenses include all other expenses, except for salaries and commissions, management fees and depreciation and amortization. This includes all payroll taxes, health insurance, traveling expenses, public company expenses, advertising, management information system expenses, facility rent and maintenance and all distribution expenses such as packaging, reels, and repair and maintenance of equipment and facilities.

Management Fee.   The management fee consists of expenses that we paid to CHS Management II, L.P. for certain management and advisory services. This management fee arrangement was cancelled upon the completion of the June 2006 public offering.

Litigation Settlements.   Litigation settlements reflect the funds received from the settlement of a lawsuit against two vendors in 2004 and from a court award in 2005 related to a claim for breach of contract that occurred under the previous ownership.

Depreciation and Amortization.   We incur depreciation and amortization expenses for costs related to the capitalization of property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to 30 years. We amortize leasehold improvements over the shorter of the lease term or the life of the related asset.

Interest Expense

Interest expense consists primarily of interest we pay on our debt. The decrease in interest expense in 2005 resulted from payments made in 2004 and 2005 on our junior subordinated promissory notes, which bore interest at a rate of 14.0% per annum. Interest expense increased in the first quarter of 2006 due to the additional debt incurred to finance the payment of the special dividend in December 2005. Interest expense decreased in the last two quarters of 2006 due to our use of the IPO proceeds to reduce outstanding debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2006, 2005 and 2004.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	71.5%	74.0%	76.1%
Gross profit.	28.5%	26.0%	23.9%
Operating expenses:
Salaries and commissions	7.0%	8.7%	9.6%
Other operating expenses	4.9%	6.6%	7.2%
Management fee to stockholder	0.1%	0.2%	0.3%
Litigation settlements	0.0%	(0.3%)	(0.4%)
Depreciation and amortization	0.1%	0.2%	0.5%
Total operating expenses	12.1%	15.4%	17.2%
Operating income	16.4%	10.6%	6.7%
Interest expense	1.0%	1.4%	2.1%
Income before income taxes	15.5%	9.3%	4.6%
Income tax provision	6.0%	3.4%	1.8%
Net income	9.5%	5.8%	2.8%

Comparison of Years Ended December 31, 2006 and 2005

Sales

Our sales for 2006 increased 51.2% to $323.5 million from $214.0 million in fiscal year 2005. We estimate that approximately 8% to 12% of the growth in sales is attributable to higher commodity prices for certain components of our products, principally copper and polymers. The remaining 39% to 43% of the increase in sales represents growth, net of inflation, from the five major end-user market growth initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Utility Power Generation and our core distributor business. Additionally, during the year, we increased the size of our sales force by approximately 10%, which also positively impacted sales growth.

Cost of Sales

Cost of sales was $231.1 million in 2006, an increase of $72.9 million, or 46.1%, compared to cost of sales of $158.2 million in 2005. The increase was primarily due to the increase in demand for our products. The increase also resulted in part from an increase in freight costs of $1.0 million in 2006 over 2005. Additionally, there was an inventory obsolescence charge of $0.3 million in 2006 compared to a credit of $0.2 million in 2005. Partially offsetting these increases were vendor rebates and discounts for prompt payments totaling $4.5 million more in 2006 than in 2005. Vendor rebates and discounts for prompt payment increased primarily due to increased sales volume. Vendor rebates also increased due to more favorable terms in the agreements in 2006 versus 2005.

Gross Profit

Gross profit for 2006 increased 65.7% to $92.3 million in 2006 from $55.7 million in 2005. The increase in gross profit was primarily due to increased sales. Gross profit as a percentage of net sales, commonly referred to as gross margin, increased to 28.5% in 2006 from 26.0% in 2005. The increase in the Company’s gross margin was principally a result of better price realization because of improved product availability and service capabilities as a result of our decision to increase inventory levels. Increased sales of private branded products, which typically sell at a higher gross margin than our other products, and increased vendor rebates also helped increase gross margin.

Operating Expenses

Operating expenses were $39.3 million in 2006, an increase of $6.3 million, or 19.2%, compared to operating expenses of $32.9 million in 2005. As a percentage of sales, overall operating expenses decreased to 12.1% in 2006 from 15.4% in 2005, reflecting our ability to leverage fixed costs over the higher sales volume. The increase in operating expenses was attributable to the specific factors discussed below.

Salaries and Commissions.   Salaries and commissions increased $4.0 million, or 21.4%, to $22.7 million in 2006 from $18.7 million in 2005. This increase resulted from higher head count, annual pay increases and increased commission expense due to higher sales levels, gross profit dollars and profitability. Salaries and commissions as a percentage of net sales decreased to 7.0% in 2006 from 8.7% in 2005 due to changes in, or maximum payouts under, commission programs.

Other Operating Expenses.   Other operating expenses increased $2.0 million, or 14.0%, to $16.0 million in 2006 from $14.0 million in 2005. The increase in other operating expenses was due to the higher level of business activity and public company expenses which were not incurred in 2005.

Management Fee.   Management fee expenses decreased to $0.2 million in 2006 from $0.5 million in 2005. This reduction was due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and Amortization.   Depreciation and amortization expense was consistent at $0.4 million in 2006 and 2005.

Interest Expense

Interest expense increased $0.1 million, or 4.1%, from $3.0 million in 2005 to $3.1 million in 2006. The slight increase in interest expense was the result of the increase in debt to fund the dividend payout in December 2005, offset by the pay down of debt from the proceeds of our initial public offering in June 2006.

Income Tax Expense

Income taxes increased $12.0 million or 164.8%, primarily due to the 152.4% increase in income before taxes. Our effective income tax rate increased from 36.8% in 2005 to 38.7% in 2006, primarily due to an increase in state income taxes.

Net Income

We achieved net income of $30.7 million in 2006 compared to net income of $12.5 million in 2005, an increase of 145.1%. We estimate that net income benefited by $4.5 million to $6.5 million in 2006 due to the effect of inflation on certain components of our products, principally copper and polymers.

Comparison of Years Ended December 31, 2005 and 2004

Sales

Our sales were $214.0 million in 2005, an increase of $41.2 million, or 23.9%, compared to sales of $172.7 million in 2004. The increase was the result of greater demand for our products, spurred by a higher level of capital spending in a number of end-markets, including investments by utilities in new power generation projects and facility upgrades, increased MRO spending and increased sales of our LifeGuard™ product. Sales of control and power cable, our largest product family, increased by $17.0 million, or 30%, from $56.4 million in 2004 to $73.4 million in 2005. Sales also benefited from the addition of 13 sales personnel in 2005 and from the efforts of our field sales force to track new construction and MRO projects to get our products included in specifications. Sales increased by more than 20% in every region we served except the Northeast, where general economic activity remained slower than in the rest of the country. We estimate that we benefited by approximately $5.0 to $6.0 million in sales as a result of the Gulf Coast hurricanes in the second half of 2005.

Cost of Sales

Cost of sales was $158.2 million in 2005, an increase of $26.8 million, or 20.4%, compared to cost of sales of $131.4 million in 2004. The increase was primarily due to the increase in demand for our products mentioned above. The increase also resulted in part from an increase in freight costs of $0.9 million in 2005 over 2004. Partially offsetting these increases were vendor rebates and discounts for prompt payment totaling $1.7 million more in 2005 than in 2004 and an inventory obsolescence credit of $0.2 million in 2005, as compared to a charge of $0.7 million in 2004, reflecting our success in selling some older, reserved inventory.

Gross Profit

Gross profit increased $14.4 million, or 34.9%, to $55.7 million in 2005 from $41.3 million in 2004, due primarily to increased sales. Gross margin increased to 26.0% in 2005 compared to 23.9% for 2004. This increase was due mainly to a more favorable product mix, including a greater proportion of higher margin items and increased vendor rebates. Improved inventory profiles allowed us to increase the percentage of sales volume shipped from inventory held in our distribution centers from 68.1% in 2004 to 69.5% in 2005. Shipments from inventory held in our distribution centers generally represent smaller orders and command a higher level of gross margin. Also contributing to this increase was the inventory obsolescence credit described above.

Operating Expenses

Operating expenses were $32.9 million in 2005, an increase of $3.1 million, or 10.4%, compared to operating expenses of $29.8 million in 2004. This increase was attributable to the specific factors discussed below.

Salaries and Commissions.   Salaries and commissions increased $2.0 million, or 12.3%, to $18.7 million in 2005 from $16.7 million in 2004. This increase consists of a $0.7 million increase in salaries due to pay increases and additional personnel and a $1.3 million increase in commission expense, reflecting the higher level of sales. Salaries and commissions as a percentage of net sales decreased to 8.7% in 2005 from 9.6% in 2004, as sales increased at a faster rate than personnel additions and commission payments.

Other Operating Expenses.   Other operating expenses increased $1.6 million, or 13.1%, to $14.0 million in 2005 from $12.4 million in 2004. The increase in other operating expenses is due to expenditures for advertising to support the growth in the sales volume, administrative costs, including payroll taxes and medical and dental costs, and warehousing costs, including supplies and equipment. While other operating expenses increased in 2005 from 2004, other operating expenses as a percentage of net sales decreased to 6.6% in 2005 from 7.2% in 2004 due to our ability to leverage infrastructure costs.

Management Fee.   Management fee expenses were consistent at $0.5 million in 2005 and 2004.

Litigation Settlement.   We realized a litigation settlement benefit of $0.7 million in 2005, an increase of $22,000 or 3.4% compared to the benefit received in 2004. The 2005 litigation settlement resulted from a court award involving the seller indemnification provisions of the 1997 purchase agreement by which an investor group led by Code Hennessy & Simmons acquired us.

Depreciation and Amortization.   Depreciation and amortization expense was $0.4 million in 2005, a decrease of $0.5 million, or 54.6%, compared to $0.9 million in 2004. This decrease was primarily due to the charge in 2004 of $0.3 million for the unamortized balance of a non-compete agreement (relating to the 2000 Futronix acquisition) that was fully amortized in 2004.

Interest Expense

Interest expense decreased $0.6 million, or 16.6%, to $3.0 million in 2005 from $3.5 million in 2004. An increase in our average debt outstanding was more than offset by the effect of a decrease in our effective interest rate to 7.2% in 2005 from 7.9% in 2004. The decrease in the effective interest rate was primarily due to a reduction in the outstanding amount of the junior subordinated promissory notes, which had a 14.0% interest rate.

Income Tax Expense

Our effective income tax rate decreased from 39.7% in 2004 to 36.8% in 2005, primarily due to an increase in deferred tax assets as a result of an increase in the federal rate from 34% to 35% and the non-taxable nature of the litigation settlement.

Net Income

We generated net income of $12.5 million in 2005 compared to net income of $4.8 million in 2004, an increase of 160.2%.

Quarterly Results

The following table presents our unaudited quarterly results of operations for each of our last eight quarters ended December 31, 2006. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME:
Sales	$43,106	$46,652	$58,321	$65,878	$66,428	$84,184	$89,963	$82,892
Gross profit	$11,157	$12,053	$15,136	$17,371	$17,991	$24,527	$26,203	$23,618
Operating income	$3,897	$4,271	$6,889	$7,711	$8,953	$14,563	$15,857	$13,701
Net income	$2,011	$2,240	$3,904	$4,359	$4,802	$8,254	$9,468	$8,150
Earnings per share:
Basic	$0.12	$0.13	$0.24	$0.26	$0.29	$0.48	$0.45	$0.39
Diluted	$0.12	$0.13	$0.23	$0.26	$0.29	$0.48	$0.45	$0.39

Historically, our sales have been stronger in the second and third quarters than in the first and fourth quarters, primarily as a result of seasonality in the industry. In the last several years, these quarterly fluctuations were moderated by growth in our sales and, in late 2005, from demand driven by increased construction activity following Hurricanes Katrina and Rita. As the effect of sales tied to Hurricanes Katrina and Rita diminishes, we expect historical seasonality characteristics in our sales to become more apparent.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate that approximately one-fifth of the growth in our sales from 2005 to 2006 and between $4.5 million and $6.5 million of net income in 2006 is attributable to higher commodity prices for certain components of our products, principally copper and polymers. Copper prices, which peaked in May 2006 at $4.04 per pound, have declined to $2.74 per pound as of March 1, 2007. If we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. We have funded our capital expenditures through cash from operations.

We had a book overdraft of $1.3 million at December 31, 2006 compared to a book overdraft of $2.1 million at December 31, 2005. The book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account. Our net working capital was $86.9 million at December 31, 2006 compared to net working capital of $51.4 million at December 31, 2005. The increase in working capital was primarily due to the increase in inventory and accounts receivable. Inventory increased to support our customers and end markets, and accounts receivable increased due to the improved sales volume. In addition, in June 2006 we used $49.9 million in net proceeds from our IPO to repay outstanding debt, including the current portion of long-term obligations ($3.5 million at December 31, 2005), leaving no current debt obligations at year end 2006.

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

•       acquisitions; and

•       capital expenditures.

Comparison of Years Ended December 31, 2006 and 2005

Our net cash provided by operating activities was less than $0.1 million in 2006 compared to net cash used in operating activities of $3.8 million in 2005. The positive components to net cash provided by operating activities were net income of $30.7 million and increases in accounts payable of $2.7 million and accrued liabilities of $2.5 million. The increases in accounts payable and accrued liabilities were primarily due to the increase in sales in 2006 over 2005 levels. These components to cash provided by operating activities were offset by the increase in inventory of $25.3 million and the increase in accounts receivable of $11.0 million. Inventory increased to support the increased sales activity and cable management projects. Our cable management program involves purchasing and storing dedicated inventory, so customers have immediate availability for the duration of their projects. The increase to accounts receivable was due to increased sales.

Net cash used in investing activities for 2006 was $0.6 million compared to $0.3 million in 2005. The capital expenditures increased primarily due to purchases of warehouse equipment to service our growth and to upgrade or maintain our forklifts.

Net cash provided by financing activities for 2006 was $0.6 million compared to $4.1 million in 2005. The cash proceeds from financing activities in 2006 reflected the proceeds from our IPO, net of offering costs, of $49.9 million, and the subsequent pay off of our term loan of $14.5 million, with the remaining balance going to payments on our revolving loan. The net cash provided by financing activities in 2005 was due to the net borrowings on the revolving and term bank loans of $33.9 million. These borrowings were primarily incurred to pay off the junior subordinated promissory notes of $9.6 million, which carried a much higher interest rate than our bank loans, and the payment of a special $20.0 million dividend.

Comparison of Years Ended December 31, 2005 and 2004

Our net cash used by operating activities was $3.8 million for 2005 compared to net cash provided of $12.0 million for 2004. The cash used in operations in 2005 was primarily due to the decrease in the book overdraft of $5.9 million, an increase in accounts receivable of $14.3 million and an increase in inventory of $1.3 million. This was offset in 2005 by net income of $12.5 million and increases in accounts payable and income taxes payable of $3.2 million and $0.6 million, respectively. These changes were primarily due to the increase in sales in 2005 over 2004 levels. Depreciation and amortization decreased by $0.5 million, including a decrease of $0.3 million due to the absence in 2005 of a charge for a non-compete agreement that was fully amortized in 2004.

Net cash used in investing activities for 2005 was $0.3 million compared to $0.2 million for 2004. The investing activities were for capital expenditures, which have remained relatively constant over the past three years.

Net cash provided by financing activities for 2005 was $4.1 million compared to net cash used of $11.8 million for 2004. The difference was primarily due to the borrowing of additional funds in 2005 to finance a $20.0 million special dividend payment, while in 2004, we repaid $14.0 million of our junior subordinated promissory notes.

Indebtedness

Our principal source of liquidity at December 31, 2006 was working capital of $86.9 million compared to $51.4 million at December 31, 2005. We also had available borrowing capacity in the amount of $32.9 million at December 31, 2006 and $1.5 million at December 31, 2005 under our loan and security agreement with Bank of America and another syndication lender.

We believe that we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with Bank of America and another lender, which provides for a $45.0 million revolving loan. The loan bears interest at Bank of America’s base interest rate and matures on May 21, 2010. The lenders have a security interest in all of our assets, including accounts receivable and inventory.

Portions of the outstanding loans may be converted to LIBOR loans in minimum amounts ranging between $100,000 to $1 million and integral multiples of $100,000. Upon such conversion, interest is payable at LIBOR plus 0.75%. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Covenants in the loan agreement require us to maintain certain minimum financial ratios, restrict our ability to pay dividends and make capital expenditures and require us to use 75% of our excess cash flow to reduce indebtedness. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. As of December 31, 2006, we were in compliance with all financial covenants. We paid approximately $83,000 in unused facility fees for the year ended December 31, 2006.

Junior Subordinated Promissory Notes

In 1997, we issued approximately $9.0 million of junior subordinated promissory notes, which bore interest at a rate of 14.0% per annum. On May 22 of each year, accrued interest was rolled into the principal amount of the notes. The principal amount of the notes, together with all unpaid accrued interest, was due and payable on May 22, 2007. On May 13, 2004 and December 30, 2004, we made equal payments of $7.0 million to reduce the borrowings under the notes. On June 1, 2005, we paid an additional $6.0 million to reduce the borrowings, and we paid the remaining balance of all principal and interest due of $4.3 million on November 10, 2005.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2006.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$12,059	$—	$—	$12,059	$—
Operating lease obligations	11,120	2,172	4,093	3,001	1,854
Non-cancellable purchase obligations(1)	37,675	37,675	—	—	—
Total	$60,854	$39,847	$4,093	$15,060	$1,854

(1)             These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2006. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $0.6 million, $0.3 million and $0.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Our variable interest rate debt is sensitive to changes in the general level of interest rates. At December 31, 2006, the weighted average interest rate on our $12.1 million of variable interest debt was approximately 6.49%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2006 borrowing levels, a 1.0% increase or decrease in current market interest rates would have a $0.1 million effect on our statements of operations.

Foreign Currency Exchange Rate Risk

Our product is purchased and invoiced in U.S. dollars. Accordingly, we do not believe we are exposed to foreign exchange rate risk.

Factors Affecting Future Results

This Annual Report on Form 10-K contains statements that may be considered forward-looking.  These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Actual results could differ materially from the results indicated by these statements, because the realization of those results is subject to many risks and uncertainties.  Some of these risks and uncertainties are discussed in greater detail under Item 1A, “Risk Factors.”

All forward-looking statements are based on current management expectations. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management, — Interest Rate Risk and — Foreign Currency Exchange Rate Risk.”

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Index to consolidated financial statements

P

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

/s/ Ernst & Young LLP

Houston, Texas
March 9, 2007

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$52,128	$41,309
Inventories, net	56,329	31,306
Deferred income taxes	1,165	826
Prepaid expenses	450	490
Total current assets	110,072	73,931

Property and equipment, net	2,973	2,733

Goodwill	2,996	2,996
Deferred income taxes	688	1,146
Other assets	135	435
Total assets	$116,864	$81,241

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$1,265	$2,119
Trade accounts payable	10,988	8,268
Accrued and other current liabilities	10,358	7,882
Income taxes payable	520	824
Current portion of long-term obligations	——	3,468
Total current liabilities	23,131	22,561

Long-term obligations	12,059	57,938

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized:
20,867,172 shares issued and outstanding at December 31, 2006
and 16,606,672 at December 31, 2005	21	17
Additional paid-in capital	50,979	1,284
Unearned stock compensation	——	(559)
Retained earnings	30,674	——
Total stockholders’ equity	81,674	742

Total liabilities and stockholders’ equity	$116,864	$81,241

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Sales	$323,467	$213,957	$172,723
Cost of sales	231,128	158,240	131,419
Gross profit	92,339	55,717	41,304

Operating expenses:
Salaries and commissions	22,706	18,707	16,665
Other operating expenses	15,975	14,016	12,392
Management fee to stockholder	208	500	501
Litigation settlements	——	(672	(650)
Depreciation and amortization	376	398	876
Total operating expenses	39,265	32,949	29,784

Operating income	53,074	22,768	11,520
Interest expense	3,075	2,955	3,544
Income before income taxes	49,999	19,813	7,976
Income tax provision	19,325	7,299	3,167
Net income	$30,674	$12,514	$4,809

Earnings per share:
Basic	$1.63	$0.75	$0.29
Diluted	$1.62	$0.75	$0.29

Weighted average common shares outstanding:
Basic	18,875,192	16,606,672	16,350,465
Diluted	18,984,826	16,757,303	16,520,601

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders’ Equity

			Additional	Unearned	Retained	Total
	Common Stock		Paid-In	Stock	Earnings	Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Equity

	(In thousands, except share data)

Balance at December 31, 2003	16,334,078	$16	$5,021	$—	$(1,673)	$3,364
Exercise of stock options	272,594	1	54	—	—	55
Net income	—	—	—	—	4,809	4,809

Balance at December 31, 2004	16,606,672	17	5,075	—	3,136	8,228
Net income	—	—	—	—	12,514	12,514
Issuance of stockoptions	—	—	559	(559)	—	—
Dividend paid	—	—	(4,350)	—	(15,650)	(20,000)

Balance at December 31, 2005	16,606,672	17	1,284	(559)	—	742
Net income	—	—	—	—	30,674	30,674
Issuance of stock	4,250,000	4	49,896	—	—	49,900
Exercise of stockoptions	10,500	—	6	—	—	6
Excess tax benefit forstock options (unaudited)	—	—	20	—	—	20
Reclassification foradoption of SFAS123(R)	—	—	(559)	559	—	—
Amortization of unearned stock compensation	—	—	332	—	—	332

Balance at December 31, 2006	20,867,172	$21	$50,979	$—	$30,674	$81,674

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net income	$30,674	$12,514	$4,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	376	398	876
Amortization of capitalized loan costs	326	124	125
Amortization of unearned stock compensation	332	—	—
Deferred interest	—	—	2,344
Provision for doubtful accounts	—	13	304
Provision for returns and allowances	211	—	469
Provision for inventory obsolescence	289	(196)	696
(Gain) loss on disposals of property and equipment	1	(11)	2
Deferred income taxes	119	298	387
Changes in operating assets and liabilities:
Accounts receivable	(11,030)	(14,250)	(6,201)
Inventories	(25,312)	(1,274)	(3,627)
Prepaid expenses	40	(74)	(63)
Other assets	(26)	10	(30)
Book overdraft	(854)	(5,944)	7,889
Trade accounts payable	2,720	3,153	1,671
Accrued and other current liabilities	2,476	833	2,282
Income taxes payable	(304)	585	81
Net cash provided by (used in) operating activities	38	(3,821)	12,014

Investing activities
Expenditures for property, plant, and equipment	(623)	(329)	(208)
Proceeds from disposals of property and equipment	6	12	1
Net cash used in investing activities	(617)	(317)	(207)
Financing activities
Borrowings on revolver	332,488	225,022	177,428
Payments on revolver	(367,335)	(205,587)	(175,290)
Borrowings on long-term obligations	—	14,500	—
Payments on long-term obligations	(14,500)	—	—
Payments on junior subordinated debt	—	(9,559)	(14,000)
Payments for financing costs	—	(238)	—
Proceeds from exercise of stock options	6	—	55
Dividends paid	—	(20,000)	—
Proceeds from sale of stock	51,382	—	—
Payment of offering costs	(1,482)	—	—
Excess tax benefit for options	20	—	—
Net cash provided by (used in) financing activities	579	4,138	(11,807)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures
Cash paid during the year for interest	$2,982	$1,910	$1,044

Cash paid (received) during the year for income taxes	$19,459	$6,356	$2,637

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

December 31, 2006

(in thousands, except per share data)

1.             Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (“HWC” or the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., distributes specialty electrical wire and cable to the U.S. electrical distribution market through eleven locations in ten states throughout the United States. The Company has no other business activity.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared following accounting principles generally accepted in the United States (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. All significant inter-company balances and transactions have been eliminated.

On March 23, 2006, HWC Holding Corporation amended its certificate of incorporation to change its name to Houston Wire & Cable Company and to increase its authorized capital stock from 10,000 shares of common stock to 100,000 shares of common stock and 5,000 shares of preferred stock. All references to authorized shares in the accompanying consolidated financial statements have been retroactively restated for such increase in authorized shares. Also on March 23, 2006 the Company’s operating subsidiary, Houston Wire & Cable Company, changed its name to HWC Wire & Cable Company.

On May 16, 2006, the Company effected a 1.875-for-1 stock split for its outstanding common stock in the form of a stock dividend. All stockholder equity balances and disclosures in the accompanying consolidated financial statements have been retroactively restated for such stock split.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve, the reserve for returns and allowances, and vendor rebates. These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards.

The following reconciles the numerator and denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income for basic earnings per share	$30,674	$12,514	$4,809
Effect of dilutive securities	—	—	—
Numerator for diluted earnings per share	$30,674	$12,514	$4,809

Denominator:
Weighted average common shares for basic earnings per share	18,875	16,607	16,350
Effect of dilutive securities	110	150	171

Denominator for diluted earnings per share	18,985	16,757	16,521

Options to purchase 29, 0 and 0 shares of common stock were not included in the diluted net income per share calculation for 2006, 2005 and 2004, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $490 and $447, and a reserve for returns and allowances of $680 and $469 at December 31, 2006 and 2005, respectively. Consistent with industry practices, we normally require payment from our customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2006	2005	2004
Balance at beginning of year	$447	$475	$294
Bad debt expense	—	13	304
Write-offs, net of recoveries	43	(41)	(123)
Balance at end of year	$490	$447	$475

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. Management believes that the reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $1,965 and $1,908 at December 31, 2006 and 2005, respectively.

Vendor Rebates

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to the volume level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in the accompanying consolidated statements of income. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	30 years
Machinery and equipment	3 to 5 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Depreciation expense was approximately $376, $398, and $564 for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill

The Company accounts for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill is not amortized but is reviewed annually for impairment, or more frequently if indications of possible impairment exist, by applying a fair value-based test. The Company completes the required annual assessment as of October 1 of each year. The Company has performed the requisite impairment tests for goodwill and has determined that goodwill was not impaired.

Other Assets

Other assets include deferred financing costs of approximately $1,751. The capitalized loan costs are amortized on a straight-line basis over the contractual life of the related debt agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2006 and 2005, was approximately $1,639 and $1,313, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the agreement are $42, $29, $29, and $12 for the years 2007 through 2010 respectively.

Self Insurance

The Company retains certain self-insurance risks for both health benefits and property and casualty insurance programs. The Company limits its exposure to these self insurance risks by maintaining excess and aggregate liability coverage. Self insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on information provided to the Company by its claims administrators.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating and reporting segment, sales of specialty wire and cable.

Revenue Recognition, Returns & Allowances

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 104 requires that four basic criteria must be met before we can recognize revenue:

1.                                       Persuasive evidence of an arrangement exists;

2.                                       Delivery has occurred or services have been rendered;

3.                                       The seller’s price to the buyer is fixed or determinable; and

4.                                       Collectibility is reasonably assured.

The Company records revenue when customers take delivery of products. Customers may pick up products at any warehouse location, or products may be delivered via third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. Normal payment terms are net 30 days. Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement items being re-invoiced to the customer. Customer returns are recorded as an adjustment to net sales. In the past, customer returns have not been material. The Company has no installation obligations.

The Company may offer volume rebates, which are accrued monthly as an adjustment to net sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales and freight charges are included as a component of cost of sales.

Credit Risk

The Company’s customers are located primarily throughout the United States. One customer accounted for approximately 13%, 11%, and 10% of the Company’s sales in 2006, 2005 and 2004, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $385, $610, and $319 for the years ended December 31, 2006, 2005, and 2004, respectively.

Financial Instruments

The carrying values of the accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment (“SFAS 123(R)”). This new standard requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value as measured on the grant date. The new standard prohibits companies from accounting for stock-based compensation under the provisions of APB 25.

Effective January 1, 2006 the Company adopted SFAS 123(R) using the prospective transition method and, therefore, the impact on the Company’s net income subsequent to January 1, 2006 includes the remaining amortization of the intrinsic value of existing stock-based awards discussed above, plus the fair value of any future grants.  See Note 8 for additional information.

Prior to January 1, 2006, the Company accounted for its employee stock options under the intrinsic value method described by APB 25. Accordingly, the Company did not record compensation expense for options issued with an exercise price equal to the stock’s fair market price on the grant date. Additionally, the stock compensation expense recorded in 2005 for the stock options granted below the Company’s estimate of its stock’s fair market value was less than $1, as those options were granted on December 30, 2005. As a result of this grant, the Company recorded $559 of unearned compensation that will be amortized over the vesting period of five years.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not anticipated to have a material impact on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the Company’s method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s current policy is to report all such taxes on a net basis.

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 financial statements to conform to the current year presentation.

2.             Initial Public Offering

On June 14, 2006, a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 4,250 shares of common stock which were subsequently sold to the public for $13.00 per share. Certain selling stockholders sold an additional 5,525 shares which also were resold to the public for $13.00 per share. The Company received net proceeds of $49,900 after deducting the underwriting discount and offering expenses. The net proceeds were used to repay a portion of the outstanding debt.

3.             Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of the following at:

	December 31,
	2006	2005
Land	$617	$617
Buildings	2,057	2,057
Machinery and equipment	5,162	4,613
	7,836	7,287
Less accumulated depreciation	4,863	4,554
	$2,973	$2,733

                Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following at:

	December 31,
	2006	2005
Customer rebates	$4,094	$2,292
Payroll, commissions, and bonuses	2,325	2,096
Accrued inventory purchases	357	900
Other	3,582	2,594
	$10,358	$7,882

4.             Long-Term Obligations

HWC has a loan and security agreement (“Agreement”) with Bank of America and one other syndication bank (“Lender”). The Agreement is guaranteed by HWC through the pledge of its interest in the capital stock of HWC Wire & Cable Company. Additionally, the Company has provided to the Lender a security interest in all of its assets, including accounts receivable, inventory, and all assets owned by the Company and HWC Wire & Cable Company. The Agreement, which matures May 21, 2010, consists of a $45,000 revolving loan (“Revolver”) with interest at the Lender’s base interest rate.

Portions of the outstanding loan under the Agreement may be converted to LIBOR loans in minimum amounts of $1,000 and integral multiples of $100. Upon such conversion, interest is payable at LIBOR plus 0.75%. The Company has entered into a series of one-month LIBOR loans, which upon maturity are either rolled back into the Revolver or renewed under a new LIBOR contract.

The Agreement includes, among other things, covenants that require the Company to maintain certain minimum financial ratios. Additionally, the Agreement allows the Company to pay dividends not to exceed $20,000, limits capital expenditures and requires that 75% of the Excess Cash Flow (as defined) commencing with the fiscal year ending December 31, 2006, be used to reduce indebtedness. The Company is in compliance with the financial covenants governing its indebtedness.

In 1997, the Company issued approximately $9,000 of Junior Subordinated Promissory Notes (the “Notes”), which bore interest at a rate of 14% per annum to certain stockholders and officers of the Company. On May 22 of each year, accrued interest was rolled into the principal amount of the Notes. The principal amount of the Notes, together with all unpaid interest accrued was due and payable on May 22, 2007.

On May 13, 2004, and on December 30, 2004, the Company made equal payments of $7,000 to reduce the borrowings under the Notes. Substantially all of the December 30, 2004 $7,000 payment had not cleared the Company’s operating bank account at December 31, 2004, which resulted in an increase in the Company’s book overdraft of approximately $6,722. Since the book overdraft was funded by the Company’s Revolver in January 2005, this book overdraft has been included in long-term obligations in the accompanying consolidated balance sheet at December 31, 2004.

On June 1, 2005 the Company made an additional payment of $6,000 and on November 10, 2005 paid the remaining balance of all principal and interest due in the amount of approximately $4,319.

The Company’s borrowings and related weighted average interest rates consisted of the following:

	Weighted Average
	Interest Rate
	at December 31,	December 31,
	2006	2006	2005
Revolver loan	6.49%	$12,059	$46,906
Term A loan	—%	—	4,500
Term B loan	—%	—	10,000
		12,059	61,406
Less current portion		—	3,468
Long term obligations		$12,059	$57,938

During 2006, the Company had an average available borrowing capacity of approximately $25,275. This average was computed from the monthly borrowing base certificates prepared for the Lender. At December 31, 2006 the Company had available borrowing capacity of approximately $32,941 under the terms of the Agreement. Under the Agreement, the Company is obligated to pay an unused facility fee of 0.2% computed on a daily basis. During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $83, $69, and $91, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2007	$—
2008	—
2009	—
2010	12,059
Total	$12,059

5.             Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$16,592	$6,070	$2,420
State	2,614	931	360
Total	19,206	7,001	2,780

Deferred:
Federal	108	294	392
State	11	4	(5)

Total deferred	119	298	387

Total	$19,325	$7,299	$3,167

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	3.4%	3.6%	3.9%
Non-deductible items	0.2%	0.5%	1.8%

Litigation settlement	—	(1.2)%	—
Other	0.1%	(1.1)%	—

Total effective tax rate	38.7%	36.8%	39.7%

Significant components of the Company’s deferred tax assets were as follows:

	Year Ended
	December 31,
	2006	2005
Deferred tax assets:
Property and equipment	$548	$584
Goodwill	140	242
Uniform capitalization adjustment	360	390
Inventory reserve	545	523
Capital loss carryover	48	48
Allowance for doubtful accounts	189	172
Other	71	61
Total deferred tax assets	1,901	2,020
Less valuation allowance	48	48
Net deferred tax assets	$1,853	$1,972

The Company has a U.S. capital loss carryover of approximately $130 at December 31, 2006, that, if not utilized, will expire beginning 2007. The Company has provided a valuation allowance against this U.S capital loss carryover since it does not believe that it is more likely than not that this deferred tax asset will be realized prior to its expiration.

6.             Related-Party Transactions

HWC had a management services agreement with an affiliate of the majority stockholder of the Company that provided for the payment of monthly management fees of approximately $42 and the reimbursement of certain expenses. Management fees and expenses of $208, $500, and $501, were incurred and paid under this agreement for the years ended December 31, 2006, 2005 and 2004, respectively. Contemporaneous with the IPO, the management services agreement was cancelled.

As discussed in Note 4 above, the Company issued Junior Subordinated Promissory Notes in 1997. These Notes were held by the majority stockholder and certain other stockholders and officers of the Company.

7.             Employee Benefit Plans

A combination profit-sharing plan and salary deferral plan (the “Plan”) is provided for the benefit of HWC’s employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Effective January 1, 2005, the Board of Directors approved a Company match of an employee’s contributions up to a maximum of 50% of the first 4% of each employee’s compensation. Effective January 1, 2006, the Company’s match increased to 50% of the employee’s first 5% of contributions. The Company’s match for the years ended December 31, 2006, 2005 and 2004 was $351, $238, and $4 respectively. Effective January 1, 2007, the Company adopted the Safe Harbor provisions of the Internal Revenue Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.

8.             Stock Option Plan and Dividends

On March 23, 2006, the Company adopted the 2006 Stock Plan to provide incentives for certain key employees and directors through awards and the exercise of options. The 2006 Stock Plan provides for options to be granted at the fair market value of the Company’s common stock at the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Stock Plan a maximum of 1,800 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500.

On December 29, 2005, the Directors of the Company declared a dividend on the Company’s shares of common stock in the amount of approximately $1.21 per share for an aggregate dividend of $20 million. This dividend was paid to the holders of record of its common stock on December 30, 2005.

In 2000, the Company adopted a stock option plan (the “2000 Plan”) to provide incentives for certain key employees and directors through awards and the exercise of options. The 2000 Plan provides for options to be granted at the fair market value of the Company’s common stock at the date of the grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Internal Revenue Code of 1986 (the “Code”), as amended.

The 2000 Plan was amended on December 30, 2005, increasing the maximum number of shares available to be issued to designated participants from 186 shares to 469 shares. The maximum number of shares available to any one participant is 47 shares in any one calendar year. In connection with the adoption of the 2006 Stock Plan, the Board of Directors resolved that no further options would be granted under the 2000 Plan.

In 1998, the Company adopted a stock option plan (the “1998 Plan”) to provide incentives for certain key employees and directors through awards and the exercise of options. The 1998 Plan provides for options to be granted at the fair market value of the Company’s common stock on the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code, as amended. On October 29, 2000, the 1998 Plan was amended to increase the number of shares available to be issued from 200 shares to 847 shares. The maximum number of shares available to any one participant was increased from 180 shares to 281 shares in any one calendar year.

Adoption of SFAS 123(R)

The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of SFAS 123(R) on January 1, 2006, using the prospective transition method. The fair value of the options granted after January 1, 2006 is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. Prior to adoption of SFAS 123(R), the Company accounted for stock based payments under the  recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Under the prospective transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all stock based payments granted prior to, but not yet vested as of January 1, 2006, based on the remaining amortization of the intrinsic value of such stock based awards, and (b) compensation cost for all stock based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As permitted by SFAS 123(R), results for prior periods have not been restated.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility on the Company’s stock and the historical volatility of the stock of similar companies, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For options issued in 2006, the following assumptions were used:

Year Ended
December 31, 2006
Risk-free interest rate	4.6-5.1%
Expected dividend yield	0.0%
Weighted average expected life	5.5 years
Expected volatility	45%

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2006, $20 of such tax benefits were reflected in financing cash flows.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $131.

The following summarizes stock option activity and related information:

	2006
		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding—Beginning of year	256	$1.30
Granted	195	20.04
Exercised	(10)	(0.53)
Forfeitures	(4)	(1.87)
Expired	—	—
Outstanding—End of year	437	$9.67	$5,018
Exercisable—End of year	139	$0.81	$2,784
Weighted average fair value of options granted during the year	$9.63

A summary of the Company’s nonvested options at December 31, 2006, and changes during the twelve months then ended, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value

Nonvested at January 1, 2006	158	$3.87
Granted	195	9.63
Vested	(51)	2.38
Forfeited	(4)	4.15
Nonvested at December 31, 2006	298	$7.89

Vesting dates range from January 1, 2007 to December 20, 2011, and expiration dates range from June 26, 2010 to December 19, 2016 at exercise prices and average contractual lives as follows:

		Weighted		Weighted
		Average		Average
	Outstanding	Remaining		Remaining
	as of	Contractual	Exercisable	Contractual
Exercise Prices	12/31/06	Life	as of 12/31/06	Life
$0.53	152	5.10	121	4.77
$2.67	90	9.00	18	9.00
$13.00	15	9.47	—	—
$16.98	30	9.55	—	—
$17.98	15	9.61	—	—
$21.73	135	9.97	—	—
	437	8.01	139	5.32

Total stock-based compensation cost was $332 for the year ended December 31, 2006. Total income tax benefit recognized for stock-based compensation arrangements was $126 for the year ended December 31, 2006. No stock-based compensation costs were incurred during the years ended December 31, 2005 and 2004.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company recognized $220 of additional stock-based compensation expense related to stock options during the year ended December 31, 2006. The Company’s income before income taxes and net income for the year ended December 31, 2006, were therefore $220 and $136, respectively, lower than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share were $0.01 lower for the year ended December 31, 2006, than if the Company had continued to account for the stock-based compensation under APB 25.

As of December 31, 2006, there was $2,094 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately fifty-one months. There were 1,605 shares available for future grants under the various option plans at December 31, 2006. The Company generally issues new shares when options are exercised.

The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $121, $3 and $3 respectively.

9.             Commitments and Contingencies

The Company has entered into operating leases, primarily for warehouse and office facilities. These operating leases frequently include renewal options at the fair rental value at that time. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight line basis over the minimum lease term. Rent expense was approximately $1,737 in 2006, $1,611 in 2005 and $1,632 in 2004. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2006:

2007	$2,172
2008	2,131
2009	1,962
2010	1,480
2011	1,521
Thereafter	1,854
Total minimum lease payments	$11,120

The Company had aggregate purchase commitments for inventory of approximately $37,675 at December 31, 2006.

During 2004, HWC settled a lawsuit with a vendor, in regards to a prior inventory purchase, which resulted in the receipt of $650, which is included in litigation settlements in the accompanying 2004 consolidated statement of income.

In September 2000, HWC lost a court case brought by a vendor for alleged breach of contract. The jury found in favor of the vendor and awarded the vendor the sum of $1,300 plus accrued interest, which totaled approximately $1,600. The breach of contract occurred prior to the acquisition of the Company from its previous owner (“ALLTEL”). In 2001, HWC filed suit against ALLTEL under the terms of the purchase agreement, in which HWC is to be indemnified by ALLTEL, for any liability either disclosed or undisclosed in the agreement of sale. In October 2004, the court rendered its verdict on the suit. HWC was awarded approximately $672 for ALLTEL’s breach under one portion of the suit which amount was received in January 2005 and included in litigation settlements in the accompanying 2005 statement of income, while the court found in favor of ALLTEL on the second portion of the suit. HWC appealed the decision on the second portion of the suit, but this decision was affirmed by the Illinois Appellate Court in March 2006.

HWC, along with many other defendants, have been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

In addition to the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

Pursuant to a registration rights agreement between the Company and a certain stockholder, such stockholder has the right to request registration of certain shares and require the Company to bear the applicable offering expenses of such registration.

10.          Subsequent Event

On March 9, 2007, the Company granted 500,000 options to purchase shares of its common stock to the Company’s chief executive officer with an exercise price of the fair market value of the Company’s stock at the close of trading on March 9, 2007. These options have a contractual life of ten years and vest 50% after four years from the date of grant and 50% after five years of the date grant, provided that in the event of death or permanent disability, such options would vest proportionally based on the days served from the date of grant.

11.          Select Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for each of our last eight quarters ended December 31, 2006. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME:
Sales	$43,106	$46,652	$58,321	$65,878	$66,428	$84,184	$89,963	$82,892
Gross profit	$11,157	$12,053	$15,136	$17,371	$17,991	$24,527	$26,203	$23,618
Operating income	$3,897	$4,271	$6,889	$7,711	$8,953	$14,563	$15,857	$13,701
Net income	$2,011	$2,240	$3,904	$4,359	$4,802	$8,254	$9,468	$8,150
Earnings per share:
Basic	$0.12	$0.13	$0.24	$0.26	$0.29	$0.48	$0.45	$0.39
Diluted	$0.12	$0.13	$0.23	$0.26	$0.29	$0.48	$0.45	$0.39

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

The annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.           OTHER INFORMATION

On March 9, 2007, the Company granted 500,000 options to purchase shares of its common stock to the Company’s chief executive officer with an exercise price of $26.19, which represents the closing price per share of the Company’s common stock as reported on the Nasdaq National Market on March 9, 2007. These options have a contractual life of ten years and vest 50% after four years from the date of grant and 50% after five years of the date grant, provided that in the event of death or permanent disability, such options would vest proportionally based on the days served from the date of grant.  The grant was made under the Company’s 2006 Stock Plan.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees — Code of Business Practices” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees — Stockholder Recommendations for Director Nominations” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees — Committees Established by the Board — Audit Committee” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

ITEM 11.           EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees — Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the Corporation’s definitive 2007 Notice and Proxy Statement to be filed on or about April 2, 2007 in connection with the Annual Meeting of Stockholders to be held on May 1, 2007.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets as of December 31, 2006 and 2005

•                  Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•                  Notes to Consolidated Financial Statements

(b) Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(c) Exhibits

Exhibits are set forth on the attached exhibit index (only if applicable)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY
(Registrant)

By:	/s/ NICOL G. GRAHAM

Nicol G. Graham
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES A. SORRENTINO	President, Chief Executive Officer and Director	March 14, 2007
Charles A. Sorrentino

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary	March 14, 2007
Nicol G. Graham	(Chief Accounting Officer)

/s/ PETER M. GOTSCH*	Director	March 14, 2007
Peter M. Gotsch

/s/ ROBERT G. HOGAN*	Director	March 14, 2007
Robert G. Hogan

/s/ IAN S. FARWELL*	Director	March 14, 2007
Ian S. Farwell

/s/ WILLIAM H. SHEFFIELD*	Director	March 14, 2007
William H. Sheffield

/s/ SCOTT L. THOMPSON*	Director	March 14, 2007
Scott L. Thompson

/s/ WILSON B. SEXTON*	Director	March 14, 2007
Wilson B. Sexton

By:
/s/ CHARLES A. SORRENTINO
Charles A. Sorrentino,
Attorney-in-Fact

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
3.1

Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))
4.1

Form of Specimen Common Stock Certificate of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 4.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.1	Registration Rights Agreement, dated as of June 20, 2006, by and between Houston Wire & Cable Company and Code, Hennessy & Simmons II, L.P.
10.2	Houston Wire & Cable Company 2000 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))
10.3	Houston Wire & Cable Company 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))
10.4

Amended and Restated Loan and Security Agreement, dated as of May 22, 2000, by and among various specified lenders, Fleet Capital Corporation (now Bank of America, Inc.) and HWC Holding Company (now Houston Wire & Cable Company) (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.5

First Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2000 (incorporated herein by reference to Exhibit 10.5 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.6

Second Amendment to Amended and Restated Loan Agreement, dated as of May 30, 2001 (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.7

Third Amendment to Amended and Restated Loan Agreement, dated as of October 22, 2001 (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.8

Fourth Amendment to Amended and Restated Loan Agreement, dated as of December 31, 2002 (incorporated herein by reference to Exhibit 10.8 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.9

Fifth Amendment to Amended and Restated Loan Agreement, dated as of November 19, 2003 (incorporated herein by reference to Exhibit 10.9 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.10

Sixth Amendment to Amended and Restated Loan Agreement, dated as of May 26, 2005 (incorporated herein by reference to Exhibit 10.10 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.11

Seventh Amendment to Amended and Restated Loan Agreement, dated as of December 14, 2005 (incorporated herein by reference to Exhibit 10.11 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.12

Eighth Amendment to Amended and Restated Loan Agreement, dated as of December 30, 2005 (incorporated herein by reference to Exhibit 10.12 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.13

Ninth Amendment to Amended and Restated Loan Agreement, dated as of May 23, 2006 (incorporated herein by reference to Exhibit 10.19 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.14

Tenth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed November 7, 2006)

10.15

Termination Agreement, dated as of March 23, 2006, by and between HWC Wire & Cable Company and CHS Management II, L.P. (incorporated herein by reference to Exhibit 10.13 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.16

Employment Agreement, dated as of April 26, 2006, by and between Charles A. Sorrentino and Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.14 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.17

Form of Executive Securities Agreement by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and executive (incorporated herein by reference to Exhibit 10.15 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.18

Investor Securities Agreement, dated as of May 22, 1997, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and various specified investors (incorporated herein by reference to Exhibit 10.16 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.19

Executive Securities Agreement, dated as of December 31, 1998, and amended as of June 28, 2000, and April 26, 2006, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and Charles A. Sorrentino (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.20

Executive Securities Agreement, dated as of September 11, 1997, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and Nicol G. Graham (incorporated herein by reference to Exhibit 10.18 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.21

Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.22

Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.23	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)
10.24	Form of Director/Officer Indemnity Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company
21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accountants
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002