Form 10-Q
period 2007-03-31
Houston Wire & Cable CO
filed 2007-05-02
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES  ☐   NO  ☒

At May 1, 2007 there were 20,930,107 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2007

INDEX

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$51,081	$52,128
Inventories, net	63,781	56,329
Deferred income taxes	1,409	1,165
Prepaid expenses	1,039	450
Total current assets	117,310	110,072

Property and equipment, net	2,959	2,973
Goodwill	2,996	2,996
Deferred income taxes	655	688
Other assets, net	116	135
Total assets	$124,036	$116,864

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,455	$1,265
Trade accounts payable	13,781	10,988
Accrued and other current liabilities	8,968	10,358
Income taxes payable	4,205	520
Total current liabilities	30,409	23,131

Long-term obligations	3,787	12,059

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,921,827 shares issued and outstanding at March 31, 2007 and 20,867,172 at December 31, 2006	21	21
Additional paid-in-capital	51,848	50,979
Retained earnings	37,971	30,674
Total stockholders’ equity	89,840	81,674
Total liabilities and stockholders’ equity	$124,036	$116,864

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006

Sales	$81,788	$66,428
Cost of sales	59,179	48,437
Gross profit	22,609	17,991

Operating Expenses:
Salaries and commissions	5,678	5,072
Other operating expenses	4,766	3,748
Management fee	—	125
Depreciation and amortization	110	93
Total operating expenses	10,554	9,038
Operating income	12,055	8,953
Interest expense	185	1,054
Income before income taxes	11,870	7,899
Income taxes	4,573	3,097
Net income	$7,297	$4,802

Earnings per share:
Basic	$0.35	$0.29
Diluted	$0.35	$0.29
Weighted average common shares outstanding
Basic	20,868,027	16,613,702
Diluted	20,996,579	16,710,098

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$7,297	$4,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110	93
Amortization of capitalized loan costs	16	76
Amortization of unearned stock compensation	290	27
Provision for returns & allowances	(116)	—
Provision for inventory obsolescence	16	75
Deferred income taxes	(211)	51
Changes in operating assets and liabilities:
Accounts receivable	1,163	1,864
Inventories	(7,468)	(8,834)
Prepaid expenses	(589)	42
Other assets	3	3
Book overdraft	2,190	(26)
Trade accounts payable	2,793	3,009
Accrued and other current liabilities	(1,390)	369
Income taxes payable	3,685	2,420
Net cash provided by operating activities	7,789	3,971
Investing activities
Expenditures for property, plant, and equipment	(96)	(104)
Net cash used in investing activities	(96)	(104)
Financing activities
Borrowings on revolver	75,494	65,850
Payments on revolver	(83,766)	(68,899)
Payments on long-term obligations	—	(631)
Proceeds from exercise of common stock options	31	6
Payment of common stock offering costs	—	(213)
Excess income tax benefit for common stock options	548	20
Net cash used in financing activities	(7,693)	(3,867)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to the allowance for doubtful accounts, returns and allowances, the inventory obsolescence reserve and the accrual for vendor rebates.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

On May 16, 2006, the Company effected a 1.875-for-1 stock split for its outstanding common stock in the form of a stock dividend.  All stockholder equity balances and disclosures in the accompanying consolidated financial statements have been retroactively restated for such stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”).

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Adoption of New Accounting Policy

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Interest and penalties, if incurred, would be recognized as  components of interest expense and other operating expenses. The Company’s  adoption of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements. Except for a completed Internal Revenue Service 2004 Issue Focused Examination, the tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on EITF Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of income. No change in presentation was required as a result of adoption of EITF 06-3.

2. Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock option awards.  The numerator used in the calculation of both basic and diluted net income per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares for basic earning per share	20,868	16,614
Effect of dilutive securities	129	96
Denominator of diluted earnings per share	20,997	16,710

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 309 for the three months ended March 31, 2007.  There were no stock-based awards excluded from the calculation for the three months ended March 31, 2006.

3. Public Offerings

On June 14, 2006, a Registration Statement relating to the Company’s initial public offering of common stock was declared effective by the SEC.  As a result, the Company issued 4,250 shares of common stock which were subsequently sold to the public for $13 per share.  Certain selling stockholders sold an additional 5,525 shares which also were resold to the public for $13 per share. The Company received net proceeds of $49,900 after deducting the underwriting discounts and offering expenses.  The net proceeds were used to repay a portion of the outstanding debt.

In March 2007, the Company completed an offering for its largest stockholder, Code, Hennessy & Simmons II, L.P. and other selling stockholders, who sold approximately 7,500 common shares at $25 per share. All the shares came from selling stockholders, including approximately 6,900 common shares from Code, Hennessy & Simmons II, L.P., thus there was no dilution to earnings per share or proceeds to the Company. After the offering, Code, Hennessy & Simmons II, L.P.’s ownership has been reduced from 38% to 8%.

4. Long Term Obligations

The Company’s current loan and security agreement, which provides for a $45,000 revolving loan, bears interest at Bank of America’s base interest rate and matures on May 21, 2010. The Company is in compliance with the financial covenants governing its indebtedness.

5. Stock Based Compensation

On March 9, 2007, the Company granted to the Company’s chief executive officer, 500 options to purchase shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on March 9, 2007. These options have a contractual life of ten years and vest 50% four years after the date of grant and 50% five years after the date of grant, provided that in the event of death or permanent disability, such options would vest ratably based on the days served from the date of grant.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and the historical volatility of the stock of similar companies, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended March 31, 2007:

2007
Expected volatility	42%
Expected life in years	5.5 years
Risk-free interest rate	4.59%
Dividend yield	0%

Total stock-based compensation cost was $290 and $28 for the three months ended March 31, 2007 and 2006 respectively. Total income tax benefit recognized for stock-based compensation arrangements were $112 and $11 for the three-month period ended March 31, 2007 and 2006 respectively.

As of March 31, 2007, there was $7,800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately fifty-seven months.

6. Contingencies

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations.  MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2006.

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. We serve over 2,700 customers in over 8,000 individual locations, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. We distribute approximately 22,000 SKUs (stock-keeping units) from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies as those that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $164,000 per year. A 20% change in our estimate at March 31, 2007 would have resulted in a change in income before income taxes of approximately $91,000 for the three months ended March 31, 2007.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2007 would have resulted in a change in income before income taxes of $113,000 for the three months ended March 31, 2007.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2007 would have resulted in a change in income before income taxes of approximately $396,000 for the three months ended March 31, 2007.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2007 would have resulted in a change in income before income taxes of approximately $345,000 for this period.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2007, our net goodwill balance was $3.0 million, representing 2.4% of our total assets.

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

	Three Months Ended March 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	72.4%	72.9%
Gross profit	27.6%	27.1%

Operating expenses:
Salaries and commissions	6.9%	7.6%
Other operating expenses	5.8%	5.6%
Management fee	0.0%	0.2%
Recovery from litigation	0.0%	0.0%
Depreciation and amortization	0.1%	0.1%

Total operating expenses	12.9%	13.6%

Operating income	14.7%	13.5%
Interest expense	0.2%	1.6%

Income before income taxes	14.5%	11.9%
Income tax provision	5.6%	4.7%

Net income	8.9%	7.2%

Note:                       Due to rounding, percentages may not add up to operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended March 31, 2007 and 2006

Sales

	Three Months Ended
	March 31,
(in millions)	2007	2006	Change
Sales	$81.8	$66.4	$15.4	23.1%

Sales in the first quarter of 2007 increased 23.1% to $81.8 million from $66.4 million in the first quarter of 2006. Internal growth accounted for the entire increase in sales. The Company estimates that nearly all of the sales growth in the first quarter of 2007 resulted from the five major new initiatives, encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, as these initiatives benefited from continued penetration of our target markets. Distributor growth was flat to slightly positive.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2007	2006	Change
Gross profit	$22.6	$18.0	$4.6	25.7%
Gross profit as a percent of sales	27.6%	27.1%	0.5%

Gross margin at 27.6% improved over prior year by 50 basis points but reflected a tougher competitive environment when compared to the last half of 2006. Our core distributor business was flat to slightly positive as a result of reduced discretionary maintenance, repair and operations (“MRO”) spending by some of our industrial end use customers during the quarter. Improvements in freight management and purchasing leverage mitigated some price degradation. Gross profit increased 25.7% as it benefited from the increased sales volume and improved margin percent.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2007	2006	Change
Operating Expenses:
Salaries and commissions	$5.7	$5.1	$0.6	11.9%
Other operating expenses	4.8	3.7	1.0	27.2%
Management fee Depreciation and amortization	0.0	0.1	(0.1)	(100)%
	0.1	0.1	0.0	18.3%
Total operating expenses	$10.6	$9.0	$1.5	16.8%

Operating expenses as a % of sales	12.9%	13.6%	(0.7)%

Note:                        Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions primarily reflects a higher number of employees, annual pay increases, option expenses and increased commission expense due to higher sales levels, gross profit dollars and profitability.  Salaries and commissions as a percentage of sales decreased to 6.9% for the three months ended March 31, 2007 from 7.6% from the comparable period in 2006 due to changes in, or maximum payouts under, commission programs.

Other operating expenses increased in 2007 primarily due to public company expenses, including costs related to the secondary offering in March 2007, which were not incurred in the comparable period in 2006. Additional expenses were also incurred due to the higher number of employees.

There were no management fees in 2007 due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and amortization expense was consistent at $0.1 million for both periods.

Operating expenses as a percent of sales decreased to 12.9% in 2007 from 13.6% in 2006, reflecting the Company’s ability to leverage costs over the higher sales volume and realize productivity improvements from its ongoing Operational Excellence Program.

Interest Expense

Interest expense decreased $0.1 million or 82.4%, primarily due to the use of the IPO proceeds received in June 2006 to reduce the outstanding debt balance. The Company continued to pay down the outstanding debt in the first quarter of 2007 with cash from operations.

Income Taxes

The increase in income taxes is primarily due to the additional $4.0 million in income before income taxes. This was partially offset by the decrease in our effective income tax rate to 38.5% for the first quarter of 2007 from 39.2% for the comparative period in 2006. The reduction in our overall effective tax rate was due to a lower state tax rate.

Net Income

The Company achieved first quarter net income of $7.3 million in 2007 compared to net income of $4.8 million in 2006, an increase of 52.0%.

Quarterly Results (unaudited)

The following table presents our unaudited quarterly results of operations for each of our last eight quarters ended March 31, 2007. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006	2006	2005	2005	2005
	(In thousands)
CONSOLIDATED STATEMENT OF INCOME:
Sales	$81,788	$82,892	$89,963	$84,184	$66,428	$65,878	$58,321	$46,652
Gross profit	22,609	23,618	26,203	24,527	17,991	17,371	15,136	12,053
Operating income	12,055	13,701	15,857	14,563	8,953	7,711	6,889	4,271
Net income	$7,297	$8,150	$9,468	$8,254	$4,802	$4,359	$3,904	$2,240

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

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2007, we have funded our capital expenditures through cash from operations. Our working capital remained constant at $86.9 million at March 31, 2007 and December 31, 2006.

While working capital remained constant at $86.9 million between March 31, 2007 and December 31, 2006, there were movements between the components worth noting. Inventory increased $7.5 million due to typical lower year end levels in December and to maximize inventory availability for the upcoming quarter. Book overdraft increased $2.2 million due to a higher dollar amount of outstanding checks, higher accounts payable of $2.8 million was due to increased inventory and higher income taxes payable of $3.7 million was due to the timing of the first quarter federal tax payment.

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

• capital expenditures and

• acquisitions.

Inventories

Inventory levels have risen from the prior year quarter by $23.7 million or 59.2%. This increase has been necessary to support the increase in sales in 2006 and 2007 as a result of the Company’s five new growth initiatives.

Comparison of the Three Months Ended March 31, 2007 and 2006

Our net cash provided by operations for the three months ended March 31, 2007 was $7.8 million compared to $4.0 million in the prior year period. Our net income increased to $7.3 million in 2007 from $4.8 million in 2006. Inventory levels increased $7.5 million due to typical lower year end levels in December and to maximize inventory availability for the upcoming quarter.  Income taxes payable increased $3.7 million due to the higher profitability levels and the timing of the first quarter federal tax payment. Accounts payable increased $2.8 million due to the higher inventory levels. There is not a direct correlation between increased accounts payable and inventory due to the Company taking advantage of discounted payment terms. The book overdraft increased $2.2 million due to the higher dollar amount of outstanding checks that had not cleared the bank at quarter end.

Net cash used in investing activities was $0.1 million for the 2007 and 2006 periods, as demands for additional capital resources were low.

Net cash used in financing activities was $7.7 million in 2007 compared to $3.9 million in the prior year period. The net cash used in financing activities reflects the reduction of outstanding debt paid with cash generated from operations.

Indebtedness

Our principal source of liquidity at March 31, 2007 was working capital of $86.9 million which remained constant from December 31, 2006. We also had available borrowing capacity in the approximate amount of $41.2 million at March 31, 2007 and $32.9 million at December 31, 2006 under our loan and security agreement with Bank of America and another syndication leader.

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

Contractual Obligations

The following table describes our loan commitment at March 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$3,787	$—	$—	$3,787	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2006.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2006.

Foreign Exchange Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

As of March 31, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 — Not applicable and has been omitted.

Item 1A - Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2006.

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

Date: May 2, 2007	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer,

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.