Form 10-Q
period 2007-06-30
Houston Wire & Cable CO
filed 2007-08-01
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

At August 1, 2007 there were 20,987,077 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended June 30, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Impact of Inflation and Commodity Prices
Liquidity and Capital Resources
Contractual Obligations
Cautionary Statement

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$57,789	$52,128
Inventories, net	64,202	56,329
Income taxes receivable	608	—
Deferred income taxes	1,221	1,165
Prepaid expenses	840	450
Total current assets	124,660	110,072

Property and equipment, net	3,017	2,973
Goodwill	2,996	2,996
Deferred income taxes	889	688
Other assets	133	135
Total assets	$131,695	$116,864

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,559	$1,265
Trade accounts payable	13,719	10,988
Accrued and other current liabilities	9,877	10,358
Income taxes payable	—	520
Total current liabilities	26,155	23,131

Long term obligations	6,000	12,059

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized:
20,987,077 shares issued and outstanding at June 30, 2007 and 20,867,172 at December 31, 2006	21	21
Additional paid-in-capital	53,127	50,979
Retained earnings	46,392	30,674
Total stockholders' equity	99,540	81,674
Total liabilities and stockholders' equity	$131,695	$116,864

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$89,210	$84,184	$170,998	$150,612
Cost of sales	65,486	59,657	124,665	108,094
Gross profit	23,724	24,527	46,333	42,518

Operating expenses:
Salaries and commissions	5,499	5,947	11,177	11,019
Other operating expenses	4,300	3,844	9,066	7,592
Management fee	—	83	—	208
Depreciation and amortization	109	90	219	183
Total operating expenses	9,908	9,964	20,462	19,002
Operating income	13,816	14,563	25,871	23,516
Interest expense	186	1,120	371	2,174
Income before income taxes	13,630	13,443	25,500	21,342
Income taxes	5,209	5,189	9,782	8,286
Net income	$8,421	$8,254	$15,718	$13,056

Earnings per share:
Basic	$0.40	$0.48	$0.75	$0.77
Diluted	$0.40	$0.48	$0.75	$0.77
Weighted average common shares outstanding:
Basic	20,960,621	17,084,206	20,914,580	16,850,196
Diluted	21,042,872	17,186,940	21,019,981	16,948,576

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$15,718	$13,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219	183
Amortization of capitalized loan costs	32	157
Amortization of unearned stock compensation	855	56
Provision for doubtful accounts	(299)	—
Provision for returns and allowances	(156)	325
Provision for inventory obsolescence	(54)	224
Deferred income taxes	(257)	9
Changes in operating assets and liabilities:
Accounts receivable	(5,206)	(10,597)
Inventories	(7,819)	(22,909)
Prepaid expenses	(390)	37
Other assets	(29)	(30)
Book overdraft	1,294	2,631
Trade accounts payable	2,731	8,936
Accrued and other current liabilities	(481)	1,473
Income taxes payable/receivable	(1,128)	1,432
Net cash provided by (used in) operating activities	5,030	(5,017)
Investing activities
Expenditures for property, plant, and equipment	(264)	(257)
Net cash used in investing activities	(264)	(257)
Financing activities
Borrowings on revolver	166,628	150,953
Payments on revolver	(172,687)	(185,417)
Payments on long-term obligations	—	(10,187)
Proceeds from exercise of common stock options	90	6
Proceeds from sale of common stock	—	51,381
Payment of common stock offering costs	—	(1,482)
Excess income tax benefit for common stock options	1,203	20
Net cash provided by (used in) financing activities	(4,766)	5,274
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Index

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

The consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Adoption of New Accounting Policy

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Interest and penalties, if incurred, would be recognized as components of interest expense and other operating expenses. The Company’s adoption of FIN 48 on January 1, 2007 had no impact on the Company’s consolidated financial statements. Except for a completed Internal Revenue Service 2004 Issue Focused Examination, the tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Index

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares for basic earnings per share	20,961	17,084	20,915	16,850
Effect of dilutive securities	82	103	105	99
Denominator of diluted earnings per share	21,043	17,187	21,020	16,949

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 654 and 2 for the three months ended June 30, 2007 and 2006 respectively and 481 and 1 for the six month period ended June 30, 2007 and 2006 respectively.

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

In March 2007, the Company registered an offering for its largest stockholder, Code, Hennessy & Simmons II, L.P. and other selling stockholders, who sold approximately 7,500 common shares at $25 per share. All the shares were sold by selling stockholders, including approximately 6,900 common shares from Code, Hennessy & Simmons II, L.P., thus there was no dilution to earnings per share or proceeds to the Company. After the offering, Code, Hennessy & Simmons II, L.P.’s ownership has been reduced from 38% to 8%.

4. Long Term Obligations

The Company’s current loan and security agreement provides for a $45,000 revolving loan, bears interest at Bank of America’s base interest rate and matures on May 21, 2010. The Company is in compliance with the financial covenants governing its indebtedness.

5. Stock Based Compensation

On May 1, 2007, at the Annual Meeting of Stockholders, upon re-election, the four independent directors each received the annual grant of an option to purchase 5 shares of common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on that day. These options have a contractual life of ten years and vest after one year.

On March 9, 2007, the Company granted to the Company’s chief executive officer, an option to purchase 500 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on March 9, 2007. This option has a contractual life of ten years and vests 50% four years after the date of grant and 50% five years after the date of grant, provided that in the event of death or permanent disability, such option would vest ratably based on the days served from the date of grant.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company's stock and the historical volatility of the stock of similar companies, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Index

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended June 30, 2007:

2007
Expected volatility	42%
Expected life in years	5.5 years
Risk-free interest rate	4.59% - 4.64%
Dividend yield	0%

Total stock-based compensation cost was $565 and $28 for the three months ended June 30, 2007 and 2006 respectively and $855 and $56 for the six months ended June 30, 2007 and 2006 respectively. Total income tax benefit recognized for stock-based compensation arrangements were $217 and $11 for the three months ended June 30, 2007 and 2006 respectively and $329 and $22 for the six months ended June 30, 2007 and 2006 respectively.

As of June 30, 2007, there was $7,512 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately fifty-four months.

6. Contingencies

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

In addition to the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

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

Index

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

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company's financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies as those that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations. Actual results in these areas could differ materially from management's estimates under different assumptions and conditions.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $161,000 per year. A 20% change in our estimate at June 30, 2007 would have resulted in a change in income before income taxes of approximately $31,000.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2007 would have resulted in a change in income before income taxes of approximately $105,000.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2007 would have resulted in a change in income before income taxes of approximately $382,000.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned at June 30, 2007 would have resulted in a change in income before income taxes of approximately $726,000.

Index

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2007, our net goodwill balance was $3.0 million, representing 2.3% of our total assets.

Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2006, we performed our annual goodwill impairment tests for goodwill and other indefinite-lived intangible assets, and, as a result of this test, we believe the goodwill on our balance sheet is not impaired.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4%	70.9%	72.9%	71.8%
Gross profit	26.6%	29.1%	27.1%	28.2%

Operating expenses:
Salaries and commissions	6.2%	7.1%	6.5%	7.3%
Other operating expenses	4.8%	4.6%	5.3%	5.0%
Management fee	0.0%	0.1%	0.0%	0.1%
Depreciation and amortization	0.1%	0.1%	0.1%	0.1%
Total operating expenses	11.1%	11.8%	12.0%	12.6%

Operating income	15.5%	17.3%	15.1%	15.6%
Interest expense	0.2%	1.3%	0.2%	1.4%

Income before income taxes	15.3%	16.0%	14.9%	14.2%
Income taxes	5.8%	6.2%	5.7%	5.5%

Net income	9.4%	9.8%	9.2%	8.7%

Note: Due to rounding, percentages may not add up to operating expenses, operating income, income before taxes or net income.

Index

Comparison of the Three Months Ended June 30, 2007 and 2006

Sales

	Three Months Ended
	June 30,
(in millions)	2007	2006	Change
Sales	$89.2	$84.2	$5.0	6.0%

Internal growth accounted for the entire increase in sales. Sales in the second quarter increased 6.0% to $89.2 million in spite of a very difficult comparison from last year’s second quarter growth of 80%.  We continue to penetrate our target markets in the Utility, Infrastructure, and Industrial Sectors which drove sales in all five of our growth initiatives including our Lifeguard product.  We estimate that nearly all of the sales growth resulted from these new initiatives as our core maintenance, repair and operations (“MRO”) business was flat because of reduced industrial economic activity which we believe lowered discretionary spending.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2007	2006	Change
Gross profit	$23.7	$24.5	$(0.8)	(3.3)%
Gross profit as a percent of sales	26.6%	29.1%	(2.5)%

Gross margin decreased to 26.6% in 2007 from 29.1% in 2006, a level that we cautioned last year was likely unsustainable. The decrease in the gross margin is a result of a more competitive environment and an indication of softening in the discretionary MRO spending patterns by some of our end user consumers. Improvements in freight management and purchasing leverage mitigated some price degradation. Gross profit decreased 3.3% as a result of the lower gross margin.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2007	2006	Change
Operating expenses:
Salaries and commissions	$5.5	$5.9	$(0.4)	(7.5)%
Other operating expenses	4.3	3.8	0.5	11.9%
Management fee	0.0	0.1	(0.1)	(100.0)%
Depreciation and amortization	0.1	0.1	0.0	21.1%
Total operating expenses	$9.9	$10.0	$(0.1)	(0.6)%

Operating expenses as a % of sales	11.1%	11.8%	(0.7)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions is attributable to lower commissions. The lower commissions are a result of lower gross profit dollars and lower gross margins. The lower commissions were partially offset by an increase in salaries due to a higher number of employees and an increase in compensation expense related to stock options.

Other operating expenses primarily increased due to the higher level of business activity and public company expenses which were not incurred in the comparable period. Additional expenses were also incurred due to the higher number of employees.  Offsetting these increases was a credit of $0.30 million in repect of the allowance for doubtful accounts which was deemed no longer necessary.

Index

There were no management fees in 2007 due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and amortization expense was consistent at $0.1 million for both periods.

Operating expenses as a percent of sales decreased from 11.8% in 2006 to 11.1% in 2007 as we continue to leverage our existing distribution infrastructure and sales and marketing base to support the sales growth.

Interest Expense

Interest expense decreased $0.9 million or 83.4% due to the use of IPO proceeds to reduce the outstanding debt balance in June of 2006 and the further pay down of debt from cash flow from operations.

Income Taxes

Income taxes increased slightly as our income before taxes increased 1.4%. The effective income tax rate decreased from 38.6% in 2006 to 38.2% in 2007 due to lower state income taxes in 2007.

Net Income

The Company achieved net income of $8.4 million compared to net income of $8.3 million in 2006, an increase of 2.0%.

Comparison of the Six Months Ended June 30, 2007 and 2006

Sales

	Six Months Ended
	June 30,
(in millions)	2007	2006	Change
Sales	$171.0	$150.6	$20.4	13.5%

Internal growth accounted for the entire increase in sales. We achieved sales growth of 13.5% despite the comparison to a very strong growth rate of 68% in the first half of 2006, which was propelled by inflation and non-recurring 2006 hurricane sales. We continue to penetrate our target markets in the Utility, Infrastructure, and Industrial Sectors which drove sales in all five of our growth initiatives including our Lifeguard product.  We estimate that nearly all of the sales growth resulted from these new initiatives as our core MRO business was flat because of reduced industrial economic activity which we believe lowered discretionary spending.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2007	2006	Change
Gross profit	$46.3	$42.5	$3.8	9.0%
Gross profit as a percent of sales	27.1%	28.2%	(1.1)%

Gross margin has moderated to 27.1% in 2007 from 28.2% in 2006. This is a result of a more competitive environment and an indication of softening in the discretionary MRO spending patterns by some of our end user consumers during the first half of 2007 compared to the first half of 2006. Improvements in freight management and purchasing leverage mitigated some price degradation. Gross profit increased $3.8 million or 9.0% due to the improved sales volume, but was partially offset by lower gross margin.

Index

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2007	2006	Change
Operating Expenses:
Salaries and commissions	$11.2	$11.0	$0.2	1.4%
Other operating expenses	9.1	7.6	1.5	19.4%
Management fee	0.0	0.2	(0.2)	(100.0)%
Depreciation and amortization	0.2	0.2	0.0	19.7%
Total operating expenses	$20.5	$19.0	$1.5	7.7%

Operating expenses as a % of sales	12.0%	12.6%	(0.6)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.2 million or 1.4% from 2006. Salaries increased due to a higher number of employees and an increase in compensation expense related to stock options, but were partially offset by lower commissions due to lower gross margins.

Other operating expenses primarily increased due to the higher level of business activity and public company expenses which were not incurred in the comparable period. Additional expenses were also incurred due to the higher number of employees.  Offsetting these increases was a credit of $0.30 million in repect of the allowance for doubtful accounts which was deemed no longer necessary.

There were no management fees in 2007 due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and amortization expense was consistent at $0.2 million for both periods.

Operating expenses as a percent of sales decreased from 12.6% in 2006 to 12.0% in 2007 as we continue to leverage our existing distribution infrastructure and sales and marketing base to support the sales growth.

Interest Expense

Interest expense decreased $1.8 million or 82.9% due to the use of IPO proceeds to reduce the outstanding debt balance in June of 2006 and the further pay down of debt from cash flow from operations.

Income Taxes

The increase in income taxes is due to the $4.2 million increase in income before taxes.  The effective tax rate decreased from 38.8% in 2006 to 38.4% in 2007 due to lower state income taxes in 2007.

Net Income

The Company achieved net income of $15.7 million compared to net income of $13.1 million in 2006, an increase of 20.4%.

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

Index

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2007, we have funded our capital expenditures through cash from operations. Our working capital amounted to $98.5 million at June 30, 2007 compared to $86.9 million at December 31, 2006.

Working capital increased at June 30, 2007 over December 31, 2006 primarily due to (i) greater inventory, which increased $7.8 million due to an increase in cable management job requirements and additional stock inventory to support sales, (ii) higher accounts receivable, which increased $5.2 million due to increased sales and (iii) a decrease in income taxes payable by $1.1 million due to an excess tax benefit from the exercising of stock options. These increases were offset by (i) higher accounts payable, which increased $2.7 million due to our increased inventory purchases and (ii) an increase in the book overdraft account of $1.3 million.

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

Comparison of the Six Months Ended June 30, 2007 and 2006

Our net cash provided by operations for the six months ended June 30, 2007 was $5.0 million compared with net cash used by operations of $5.0 million in the prior year period. Our net income increased to $15.7 million in 2007 from $13.1 million in 2006. Inventory levels increased $7.8 million due to typical lower year end levels in December, an increase in cable management job requirements and additional stock inventory to support sales. Accounts receivable increased $5.2 million due to increased sales. Other component parts of cash provided were increases in accounts payable of $2.7 million due to higher inventory levels and $1.3 million in the book overdraft. Income taxes payable were reduced by $1.1 million due to an excess tax benefit from the exercise of stock options for $1.2 million.

Net cash used in investing activities was $0.3 million for the 2007 and 2006, as demands for additional capital resources were consistent between the periods.

Net cash used in financing activities was $4.8 million in 2007 compared to net cash provided by financing activities of $5.3 million in 2006. The net cash used in financing activities primarily reflects the reduction of outstanding debt paid with cash generated from operations.

Indebtedness

Our principal source of liquidity at June 30, 2007 was working capital of $98.5 million compared to $86.9 million at December 31, 2006. We also had available borrowing capacity of approximately $39.0 million at June 30, 2007 and $32.9 million at December 31, 2006 under our loan and security agreement with Bank of America and another syndication lender.

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

Index

Loan and Security Agreement

We have a loan and security agreement with Bank of America and another lender, which provides for a $45.0 million revolving loan. The loan bears interest at Bank of America’s base interest rate and matures on May 21, 2010. The lenders have a security interest in all of our assets, including accounts receivable and inventory. Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts ranging between $100,000 to $1.0 million and integral multiples of $100,000. Upon such conversion, interest is payable at LIBOR plus 0.75%.  We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Contractual Obligations

The following table describes our loan commitment at June 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(In thousands)
Term loans and loans payable	$6,000	$-	$6,000	$-	$-

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

Item 4. Controls and Procedures

As of June 30, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2006.

Items 2 - 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 1, 2007 for the purposes of (i) electing 7 directors to hold office until the next annual meeting of stockholders and (ii) approving the Houston Wire & Cable Company 2006 Stock Plan (the “Stock Plan”).  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s nominees.

All of management’s nominees for director as named in the proxy statement were elected by the votes set forth in the table below.  Each nominee received no fewer than 16,247,564 votes, which amounted to 89.7% of the shares voted.  There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD

I. Stewart Farwell	18,060,075	58,681
Peter M. Gotsch	16,247,564	1,871,192
Robert G. Hogan	18,018,398	100,358
Wilson B. Sexton	18,042,346	76,410
William H. Sheffield	18,040,750	78,006
Charles A. Sorrentino	18,030,873	87,883
Scott L. Thompson	18,041,578	77,178

Stockholders approved the Stock Plan.  14,083,594 votes were cast “FOR” approval of the Stock Plan, 188,181 votes were cast “AGAINST” approval of the Stock Plan, and 563,549 shares abstained from voting on this matter.  There were 3,283,382 broker non-votes.

Item 5.  Material Contract

On July 31, 2007, the Company and its syndication bankers executed the Eleventh Amendment to the Amended and Restated Loan and Security Agreement (the amendment). The amendment permits distributions to be made by the Company, up to 50% of the Company’s consolidated net income, assuming certain other financial covenants are met.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

10.1	Material Contract, Eleventh Amendment to the Amended and Restated Loan and Security Agreement

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007	HOUSTON WIRE & CABLE COMPANY
BY: /s/ Nicol G. Graham

Nicol G. Graham, Chief Financial Officer,

EXHIBIT INDEX

Exhibit Number	Document Description

10.1	Material Contract, Eleventh Amendment to the Amended and Restated Loan and Security Agreement

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.