Form 10-Q
period 2007-09-30
Houston Wire & Cable CO
filed 2007-11-02
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to ________________

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

YES   ☐ NO   ☒

At November 2, 2007 there were 19,490,841 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2007

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$68,216	$52,128
Inventories, net	60,310	56,329
Income taxes receivable	93	—
Deferred income taxes	1,239	1,165
Prepaid expenses	1,019	450
Total current assets	130,877	110,072

Property and equipment, net	3,030	2,973
Goodwill	2,996	2,996
Deferred income taxes	1,010	688
Other assets	135	135
Total assets	$138,048	$116,864

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,382	$1,265
Trade accounts payable	15,639	10,988
Accrued and other current liabilities	12,583	10,358
Income taxes payable	—	520
Total current liabilities	30,604	23,131

Long term obligations	28,595	12,059

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued and 19,490,841 outstanding at September 30, 2007 and 20,867,172 issued and outstanding at December 31, 2006	21	21
Additional paid-in-capital	53,638	50,979
Retained earnings	53,132	30,674
Treasury stock	(27,942)	—
Total stockholders' equity	78,849	81,674
Total liabilities and stockholders' equity	$138,048	$116,864

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$98,922	$89,963	$269,920	$240,575
Cost of sales	74,116	63,760	198,781	171,854
Gross profit	24,806	26,203	71,139	68,721

Operating expenses:
Salaries and commissions	6,298	6,005	17,475	17,024
Other operating expenses	4,818	4,248	13,884	11,840
Management fee	—	—	—	208
Depreciation and amortization	112	93	331	276
Total operating expenses	11,228	10,346	31,690	29,348
Operating income	13,578	15,857	39,449	39,373
Interest expense	290	492	661	2,666
Income before income taxes	13,288	15,365	38,788	36,707
Income taxes	4,994	5,897	14,776	14,183
Net income	$8,294	$9,468	$24,012	$22,524

Earnings per share:
Basic	$0.41	$0.45	$1.16	$1.24
Diluted	$0.41	$0.45	$1.15	$1.23
Weighted average common shares outstanding:
Basic	20,395,199	20,867,172	20,739,550	18,203,902
Diluted	20,452,695	20,984,949	20,828,983	18,308,748

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities
Net income	$24,012	$22,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	331	276
Amortization of capitalized loan costs	48	242
Amortization of unearned stock compensation	1,352	178
Provision for doubtful accounts	(299)	—
Provision for returns and allowances	(151)	211
Provision for inventory obsolescence	(79)	345
Deferred income taxes	(396)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(15,638)	(16,785)
Inventories	(3,902)	(23,365)
Prepaid expenses	(569)	(190)
Other assets	(48)	(28)
Book overdraft	1,117	1,493
Trade accounts payable	4,651	5,454
Accrued and other current liabilities	2,225	3,500
Income taxes payable/receivable	(613)	1,183
Net cash provided by (used in) operating activities	12,041	(5,014)
Investing activities
Expenditures for property, plant, and equipment	(388)	(334)
Net cash used in investing activities	(388)	(334)
Financing activities
Borrowings on revolver	287,453	240,651
Payments on revolver	(270,917)	(274,928)
Payments on long-term obligations	—	(10,300)
Proceeds from exercise of common stock options	91	6
Proceeds from sale of common stock	—	51,381
Payment of common stock offering costs	—	(1,482)
Excess income tax benefit for common stock options	1,216	20
Payment of cash dividends	(1,554)	—
Purchase of treasury stock	(27,942)	—
Net cash provided by (used in) financing activities	(11,653)	5,348
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares for basic earnings per share	20,395	20,867	20,740	18,204
Effect of dilutive securities	58	118	89	105
Denominator of diluted earnings per share	20,453	20,985	20,829	18,309

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 660 and 50 for the three months ended September 30, 2007 and 2006, respectively, and 541 and 17 for the nine months ended September 30, 2007 and 2006, respectively.

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

In March 2007, the Company registered an offering for its largest stockholder, Code, Hennessy & Simmons II, L.P. and other selling stockholders, who sold approximately 7,500 common shares at $25 per share. All the shares were sold by selling stockholders, including approximately 6,900 common shares from Code, Hennessy & Simmons II, L.P., thus there was no dilution to earnings per share or proceeds to the Company. As a result of the offering, Code, Hennessy & Simmons II, L.P.’s ownership was reduced from 38% to 8%.  Code, Hennessy & Simmons II, L.P. subsequently distributed all of the remaining shares to its partners and no longer holds any shares of common stock.

4. Long Term Obligations

The Company’s current loan and security agreement provides for a $75,000 revolving loan, bears interest at the agent bank’s base interest rate and matures on May 21, 2010. The balance outstanding at September 30, 2007 is almost entirely due to borrowings in connection with the Company’s stock repurchase program that was approved during the quarter ended September 30, 2007 (see Note 5).  The Company is in compliance with the financial covenants governing its indebtedness.

5.  Retained Earnings

The Board of Directors approved a stock repurchase program to be completed on or before August 30, 2009, where the Company is authorized to purchase up to $50,000 of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors.  Shares of stock purchased under the program are currently being held as treasury shares.  During the quarter ended September 30, 2007, the Company repurchased 1,498 shares for a total cost of $27,942.

On August 1, 2007, the Board of Directors approved a quarterly dividend of $0.075 per share payable to shareholders of record on August 15, 2007.  This dividend totaling $1,554 was paid on August 31, 2007.

6. Stock Based Compensation

No options were granted during the quarter ended September 30, 2007.

On May 1, 2007, at the Annual Meeting of Stockholders, upon re-election, the four independent directors each received the annual grant of an option to purchase 5 shares of common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on that day. These options have a contractual life of ten years and vest after one year.

Index

On March 9, 2007, the Company granted to the Company’s chief executive officer, an option to purchase 500 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on March 9, 2007. This option has a contractual life of ten years and vests 50% four years after the date of grant and 50% five years after the date of grant, provided that in the event of the chief executive officer’s death or permanent disability, such option would vest ratably based on the days served from the date of grant.

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

The following assumptions (the same as those used as of June 30, 2007 since no options have been granted since that date) were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended September 30, 2007:

2007
Expected volatility	42%
Expected life in years	5.5 years
Risk-free interest rate	4.59% - 4.64%
Dividend yield	0%

Total stock-based compensation cost was $497 and $121 for the three months ended September 30, 2007 and 2006, respectively, and $1,352 and $177 for the nine months ended September 30, 2007 and 2006, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $191 and $47 for the three months ended September 30, 2007 and 2006, respectively, and $521 and $68 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $7,016 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately fifty-one months.

7. Contingencies

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

8.  Subsequent Event

On October 30, 2007, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.075 per share, payable on or before November 30, 2007, to stockholders of record at the close of business on November 15, 2007.

Index

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $165,000 per year. A 20% change in our estimate at September 30, 2007 would have resulted in a change in income before income taxes of approximately $25,000.

Index

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2007 would have resulted in a change in income before income taxes of approximately $106,000.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2007 would have resulted in a change in income before income taxes of approximately $370,000.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned at September 30, 2007 would have resulted in a change in income before income taxes of approximately $1,134,000.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2007, our net goodwill balance was $3.0 million, representing 2.2% of our total assets.

Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2007, we performed our annual goodwill impairment tests for goodwill and other indefinite-lived intangible assets, and, as a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our fair value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Index

Results of Operations
The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9%	70.9%	73.6%	71.4%
Gross profit	25.1%	29.1%	26.4%	28.6%

Operating expenses:
Salaries and commissions	6.4%	6.7%	6.5%	7.1%
Other operating expenses	4.9%	4.7%	5.1%	4.9%
Management fee	0.0%	0.0%	0.0%	0.1%
Depreciation and amortization	0.1%	0.1%	0.1%	0.1%
Total operating expenses	11.4%	11.5%	11.7%	12.2%

Operating income	13.7%	17.6%	14.6%	16.4%
Interest expense	0.3%	0.5%	0.2%	1.1%

Income before income taxes	13.4%	17.1%	14.4%	15.3%
Income taxes	5.0%	6.6%	5.5%	5.9%

Net income	8.4%	10.5%	8.9%	9.4%

Note: Due to rounding, percentages may not add up to operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended September 30, 2007 and 2006

Sales

	Three Months Ended
	September 30,
(in millions)	2007	2006	Change
Sales	$98.9	$90.0	$9.0	10.0%

Internal growth accounted for the entire increase in sales. Sales in the third quarter increased 10.0% to $98.9 million in spite of a very difficult comparison from last year’s third quarter growth of 54.3%. We continue to penetrate our target markets in the Utility, Infrastructure, and Industrial Sectors which drove sales in all five of our growth initiatives including our LifeGuardTM product. We estimate that nearly all of the sales growth resulted from these new initiatives as our core maintenance, repair and operations (“MRO”) business was flat to slightly negative primarily because of reduced industrial economic activity which we believe lowered discretionary spending.

Index

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2007	2006	Change
Gross profit	$24.8	$26.2	$(1.4)	(5.3)%
Gross profit as a percent of sales	25.1%	29.1%	(4.0)%

Our gross profit as a percentage of sales (gross margin) decreased to 25.1% in 2007 from 29.1% in 2006, a level that we cautioned last year was likely unsustainable. Our third quarter 2007 gross margin is comparatively lower primarily due to competitive pricing pressures experienced in the current market environment and unfavorable comparisons to the third quarter 2006 gross margin, which had increased 310 basis points over the third quarter of 2005 primarily due to inflation and market conditions in 2006. Reduced customer incentives due to a lower increase in sales from last year’s historic sales increase and better inventory management helped to partially offset the decrease in gross margin, while rising freight costs compressed gross margin.  Gross profit decreased $1.4 million or 5.3% due to lower gross margin, but was partially offset by an increase in sales.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2007	2006	Change
Operating expenses:
Salaries and commissions	$6.3	$6.0	$0.3	4.9%
Other operating expenses	4.8	4.2	0.6	13.4%
Management fee	—	—	—	—%
Depreciation and amortization	0.1	0.1	—	20.4%
Total operating expenses	$11.2	$10.3	$0.9	8.5%

Operating expenses as a % of sales	11.4%	11.5%	(0.1)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions is attributable to higher stock compensation expense and a higher number of employees. This increase was partially offset by lower commissions. The lower commissions are a result of lower gross profit dollars and lower gross margins.

Other operating expenses primarily increased due to the higher level of business activity and some public company expenses which were not incurred in the comparable period. Additional expenses were also incurred due to the higher number of employees.

There were no management fees in 2007 due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and amortization expense was consistent at $0.1 million for both periods.

Operating expenses as a percent of sales decreased slightly from 11.5% in 2006 to 11.4% in 2007.

Interest Expense

Interest expense decreased $0.2 million or 41.1%. Average debt was $14.3 million for the quarter versus $19.6 million for 2006.  Interest rates fell to 7.8% in the 2007 period, from 8.2% in the comparable 2006 period.

Index

Income Taxes

Income taxes decreased $0.9 million or 15.3% as our income before income taxes decreased 13.5%. The effective income tax rate decreased from 38.4% in 2006 to 37.6% in 2007 due to lower estimated state income taxes in 2007.

Net Income

The Company achieved net income of $8.3 million compared to net income of $9.5 million in 2006, a decrease of 12.4%.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Sales

	Nine Months Ended
	September 30,
(in millions)	2007	2006	Change
Sales	$269.9	$240.6	$29.3	12.2%

Internal growth accounted for the entire increase in sales. We achieved sales growth of 12.2% despite the comparison to a very strong growth rate of 62.5% in the first nine months of 2006, which was propelled by inflation, non-recurring 2006 hurricane sales and a substantial increase in inventory availability. We continue to penetrate our target markets in the Utility, Infrastructure, and Industrial sectors which drove sales in all five of our growth initiatives including our LifeGuardTM product. We estimate that nearly all of the sales growth resulted from these new initiatives as our core MRO business was flat to slightly negative because of non-recurring hurricane sales and reduced industrial economic activity which we believe lowered discretionary spending.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2007	2006	Change
Gross profit	$71.1	$68.7	$2.4	3.5%
Gross profit as a percent of sales	26.4%	28.6%	(2.2)%

Gross margin moderated to 26.4% for the first nine months of 2007 from 28.6% in 2006. Our 2007 gross margin is comparatively lower primarily due to competitive pricing pressures experienced in the current market environment and unfavorable comparisons to 2006 gross margin, which had increased 270 basis points over the comparative period in 2005 due to inflation and market conditions in 2006. Improvements in purchasing leverage and freight management, reduced customer incentives due to a lower increase in sales from last year’s historic sales increase and better inventory management helped offset the decrease in gross margin. Gross profit increased $2.4 million or 3.5% due to improved sales volume, but was partially offset by lower gross margin.

Index

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2007	2006	Change
Operating Expenses:
Salaries and commissions	$17.5	$17.0	$0.5	2.6%
Other operating expenses	13.9	11.8	2.0	17.3%
Management fee	—	0.2	(0.2)	(100.0)%
Depreciation and amortization	0.3	0.3	0.1	19.9%
Total operating expenses	$31.7	$29.3	$2.3	8.0%

Operating expenses as a % of sales	11.7%	12.2%	(0.5)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.5 million or 2.6% from 2006. Salaries increased due to a higher number of employees and an increase in compensation expense related to stock options, but were partially offset by lower commissions due to lower gross margins.

Other operating expenses primarily increased due to the higher level of business activity and public company expenses, which were not incurred in the comparable period. Additional expenses were also incurred due to the higher number of employees.

There were no management fees in 2007 due to the cancellation of the management services agreement in connection with the IPO in June 2006.

Depreciation and amortization expense was consistent at $0.3 million for both periods.

Operating expenses as a percent of sales decreased from 12.2% in 2006 to 11.7% in 2007 as we continue to leverage our existing distribution infrastructure and sales and marketing base to support the sales growth.

Interest Expense

Interest expense decreased $2.0 million or 75.2%, due primarily to the IPO proceeds received in June 2006, partially offset by the treasury stock buy back during the third quarter of 2007. Average debt was $10.7 million for 2007 compared to $38.3 million in the comparable 2006 period.  Interest rates fell to 7.8% in 2007 from 8.3% in 2006.

Income Taxes

Income taxes increased $0.6 million or 4.2% as our income before income taxes increased $2.1 million or 5.7%. The effective income tax rate decreased from 38.6% in 2006 to 38.1% in 2007 due to lower estimated state income taxes in 2007.

Net Income

The Company achieved net income of $24.0 million compared to net income of $22.5 million in 2006, an increase of 6.6%.

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

Index

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations and other general corporate purposes and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2007, we have funded our capital expenditures through cash from operations. Our working capital amounted to $100.3 million at September 30, 2007 compared to $86.9 million at December 31, 2006.

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	additional stock repurchases;
•	cash flows generated from operating activities;
•	payment of dividends;
•	capital expenditures and
•	acquisitions.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Our net cash provided by operations for the nine months ended September 30, 2007 was $12.0 million compared with net cash used by operations of $5.0 million in the prior year period. The primary difference between 2007 and 2006 net cash provided by / (used in) operations was the buildup of inventory in 2007 of $3.9 million versus the $23.4 million in 2006.  The 2006 buildup of inventory was necessary to support the dramatic growth in sales volume during that time period. Our net income increased to $24.0 million in 2007 from $22.5 million in 2006. Accounts receivable increased $15.6 million due to increased sales. Accounts payable increased $4.7 million due to higher inventory levels. Inventory levels increased $3.9 million due to typical lower year end levels in December and additional stock inventory to support sales. The increase of $2.2 million in accrued and other current liabilities was primarily attributable to an increase in prepaid orders.

Net cash used in investing activities increased slightly to $0.4 million in 2007 compared to $0.3 million in 2006.

Net cash used in financing activities was $11.7 million compared to net cash provided financing activities of $5.3 million in 2006. The principal use of cash in financing activities was to purchase $27.9 million of treasury stock. The net borrowings on the revolver were $16.5 million, reflecting  purchases of treasury stock for $27.9 million net of cash flow from operations of $12.0 million.

Indebtedness

Our principal source of liquidity at September 30, 2007 was working capital of $100.3 million compared to $86.9 million at December 31, 2006. We also had available borrowing capacity of approximately $46.4 million at September 30, 2007 and $32.9 million at December 31, 2006 under our loan and security agreement with a commercial bank syndicate.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue the stock repurchase program, continue to fund our dividend payments, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with a commercial bank syndicate that provides for a revolving loan through May 21, 2010. On September 28, 2007, we increased the facility to $75.0 million to fund the stock repurchase program and fund business growth.   The agreement also allows for the payment of dividends, not to exceed $10 million in the aggregate in any twelve month period; and, prior to August 30, 2009, the repurchase of stock in the aggregate amount of not more than $50 million.  The lenders have a security interest in all of our assets, including accounts receivable and inventory. The loan bears interest at the agent bank’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts ranging between $100,000 to $1.0 million and integral multiples of $100,000. Upon such conversion, interest is payable at LIBOR plus 1.00%.  We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Index

Contractual Obligations

The following table describes our loan commitment at September 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$28,595	$—	$28,595	$—	$—

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

Item 4. Controls and Procedures

As of September 30, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Index

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table shows certain information relating to the Company’s purchases of common stock for the three months ended September 30, 2007 pursuant to the Company’s stock repurchase program.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2007	—	—	—	—
August 1 – 31, 2007	1,179,965	$18.39	1,179,965	$28,299,839
September 1 – 30, 2007	318,146	$19.62	318,146	$22,058,389
Total	1,498,111	$18.65	1,498,111	$22,058,389

(1)  The Board of Directors approved a stock repurchase program on August 2, 2007 and on September 28, 2007 that the amount it is authorized to repurchase has been increased to $50.0 million.  The current stock repurchase program expires August 30, 2009.  All of the above purchases were made under the Company’s stock repurchase program.

Items 3 – 5 are not applicable and have been omitted.

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

Date: November 2, 2007	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham

Nicol G. Graham, Chief Financial Officer,

Index

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