Form 10-K
period 2007-12-31
Houston Wire & Cable CO
filed 2008-03-17
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES ☐ NO ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2007 was $471,422,386.

At March 1, 2008, there were 18,577,727 outstanding shares of the registrant’s common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

HOUSTON WIRE & CABLE COMPANY
Form 10-K
For the Fiscal Year Ended December 31, 2007

Index

PART I

ITEM 1.  BUSINESS

Overview

        We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. During 2007, we served over 2,800 customers, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. During 2007, we distributed approximately 23,000 SKUs (stock-keeping units) to over 8,200 customer locations nationwide from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

        We offer products in most categories of specialty wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Our specialty wire and cable is primarily used in repair and replacement, also referred to as maintenance, repair and operations ("MRO"), related projects and is increasingly purchased for larger-scale projects in the utility, industrial and infrastructure markets. Our specialty wire and cable is used within a diverse range of industries, including the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

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

        Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and electrical distributors and their customers. Offering the breadth and depth of specialty wire and cable that we do requires significant warehousing resources and a large number of SKUs. An electrical distributor, however, typically sells a wide variety of electrical products ranging from lighting to MRO supplies, and only a small percentage of these items represent specialty wire and cable. In addition, given their bulk and weight, specialty wire and cable require a disproportionately high percentage of warehouse space and materials handling capabilities compared to the sales volume they generate for an electrical distributor. Instead of dedicating larger amounts of warehouse space to inventory and making the investments in employee training, same day shipment capabilities for specialty wire and cable, end-user support, and information technology needed to maintain industry leading levels of service, our distributor customers rely on us to supply much of their specialty wire and cable. At the other end of the supply chain, while manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complementary custom cutting and same day shipment, and do not have multiple distribution locations across the nation. As a result, we believe that we serve an important role in the supply chain for specialty wire and cable and that it would be uneconomical for manufacturers or electrical distributors to compete with us, given our nationwide product and service capabilities.

Our Cable Management Program addresses our customers’ growing demand for more sophisticated and efficient processes for product procurement, in order to meet budgets and reduce expenses. This program entails purchasing and storing dedicated inventory, so our customers have immediate product availability for the duration of their projects. Some advantages of this program are extra pre-allocated safety stock, firm pricing, zero cable surplus and just in time delivery. Used on large construction and capital expansion projects, this program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to finish complex projects on time and within budget.

History

We were founded in 1975 and have a long history of reliable customer service, broad product selection and strong product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation. In 1997, we were purchased by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. During our 32 year history, we have successfully expanded our business from one original location in Houston, Texas to eleven strategic locations nationwide.

Index

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

U.S. Industry Overview

        We operate within the U.S. electrical distribution market, which Electrical Wholesaling magazine estimates had industry-wide sales of $89.1 billion in 2007. Electrical distribution has historically been a growing segment of the industrial distribution industry, with a compound annual growth rate (“CAGR”) of 4.7% since 1985.

Within the electrical distribution industry, our business focuses on specialty wire and cable. According to the U.S. Census Bureau, the total value of manufacturers' shipments of specialty wire and cable totaled approximately $9.4 billion in 2006. The specialty wire and cable we sell generally consists of continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. These products are often highly engineered and require sophisticated knowledge to insure proper application. Examples of primary end-markets for specialty wire and cable include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

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

Index

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

        Industrial Market.    The industrial market is one of the largest segments of the U.S. economy, comprised of a diverse base of manufacturing and production companies. Based on a compilation of January 2008 Industrial Information Resources reports, spending on industrial capital projects in the U.S. during 2008 is expected to total $123 billion. We help our electrical distributor customers provide specialty wire and cable to industrial companies with large, complex plant maintenance, repair and operations requirements and for new capital projects. We offer specialty wire and cable that is specifically designed for a variety of industrial applications, and we are benefiting from on-going capital spending due to factory and plant upgrades. For example, in petroleum refining and other harsh-environment operations, we distribute specialty cables specifically designed to endure exposure to caustic materials or extreme temperatures.

        Infrastructure Market.    We believe that significant infrastructure improvements and additions to support population density and growth will be needed over the next several years. For example, the U.S. Conference of Mayors Water Council’s 2007 National City Water Survey report states, “More than $82 billion was spent in 2005 on water and sewer services and infrastructure, and from 1992 to 2005 total expenditures exceeded $841 billion”. This report further stated, “Annual local government spending may exceed $110 billion by 2010”. We expect to benefit from this trend given that the specialty wire and cable we distribute is used in the construction of wastewater treatment facilities and throughout other major infrastructure projects. We are assisting our customers to further penetrate the engineering and construction market by working with application engineers to drive specialty wire and cable specifications in these large construction projects.

LifeGuard™ Market Opportunity

        We believe that the market for low-smoke, zero-halogen products is in its infancy in the U.S. and represents a significant market opportunity across our targeted markets. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. We are leading the development of the market for low-smoke, zero-halogen cable in the U.S. In addition to other threats, when traditional cable burns, the acid gases produced are particularly destructive to electrical and electronic equipment, which represents a significant investment for many businesses. In contrast, low-smoke, zero-halogen compounds provide significant flame resistance, minimal smoke production and substantially reduced toxicity and corrosiveness when burned, as compared to traditional wire and cable. We sell our LifeGuard™ products across most of our end-user markets.

        Our LifeGuard™ cable has been accepted for use by several hundred end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects. LifeGuard™ can be used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. We are currently marketing LifeGuard™ to the utility industry for use in power generation and co-generation; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

Competitive Strengths

        We are a nationally recognized, full-service distributor of specialty wire and cable and related services. Through eleven strategic locations across the United States, we provide same-day shipment to a broad customer base including, among others, Border States Electric Supply, Consolidated Electrical Distributors, Inc., GEXPRO (formerly GE Supply Company), Graybar Electric Company, Inc., HD Supply, Inc., Mayer Electric Supply Company Inc., Rexel, Inc., The Reynolds Company, Sonepar USA and WESCO Distribution, Inc. We operate in a highly fragmented market, and we believe that the following competitive strengths have helped us achieve our leading position in the market and a strong reputation among manufacturers and customers.

Comprehensive Value-Added Services and Product Expertise

        Our business model focuses on providing our customers with comprehensive value-added services and high levels of expertise across a broad range of our suppliers' products. Our services are designed to provide maximum efficiency and flexibility for our customers and include extensive product knowledge and application engineering support, inventory management, custom cut capabilities and 24/7/365 customer service. We help our customers achieve efficient and effective procurement of specialty wire and cable on terms that typically include short lead times and the ability to ship a high percentage of the products ordered within 24 hours. Critical to our success is our application engineering support, in which our knowledgeable sales people help customers match products based on intended use, cost and performance specifications. We have developed the expertise, infrastructure and relationships to provide extensive customer service that we believe would be costly to build and support without the scale we have achieved.

Index

Strength and Tenure of Specialized Sales Force

We have invested in developing a sales force of highly knowledgeable professionals with considerable industry expertise. As of December 31, 2007, our sales force consisted of 54 field sales personnel and 90 inside sales and technical support personnel. The size of our field sales force has increased significantly since 2003 and is aligned according to targeted industries, geography and select customer relationships. Our sales personnel receive ongoing, comprehensive training about innovations in specialty wire and cable as well as changes affecting our targeted markets. We use a consultative selling approach that leverages our extensive product expertise and knowledge of our customers' needs in the markets in which the products are used. Our sales effort is designed to augment the sales efforts of manufacturers as well as those of our distributor customers. We believe that our sales approach results in increased demand for the products we distribute and maximizes our reputation as a highly knowledgeable source of specialty wire and cable information.

First-Mover Advantage with LifeGuard™ Cable

        We believe we have established a first-mover advantage in the U.S. with our LifeGuard™ line of low-smoke, zero-halogen cable products. We believe our LifeGuard line of cable has the potential to become the industry standard in the U.S. for low-smoke, zero-halogen cable needs. Since its introduction in 2003, our LifeGuard™ line of cable has been accepted for use by several hundred end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects. We have identified a substantial potential market for these products and believe that our early entrance into the market provides us with a significant competitive advantage.

Operating Efficiency

        Our ability to offer a high level of customer service is due in part to our highly efficient and effective operations that leverage centralized back-office administration and purchasing, a scalable information technology platform, automated warehouse operations and electronic product tracking. The products we carry are bar-coded with exact product specifications and length and tracked on a real-time basis in our system, which allows us to cost-effectively route orders to our warehouses across the country based on delivery distance, availability and quantity of product. Our process minimizes waste by targeting specific locations and reels for optimal custom cut orders. Efficient purchasing and management of our products have helped us increase our average inventory turns from 3.37 in 2003 to 3.97 in 2007 and improved our gross margin during the same period from 23.6% to 25.9%. In addition, by leveraging our national infrastructure and implementing back-office initiatives, we have decreased our operating expenses as a percentage of revenue from 20.4% in 2003 to 12.0% in 2007. Based on data for 2006 reflected in the 2007 Performance Analysis Report (“PAR Report”) published by the National Association of Electrical Distributors (“NAED”), we compare favorably to the electrical distribution industry averages across several metrics, including average sales per employee of approximately $1,201,000 in 2007 versus $548,000 for the industry in 2006.

Extensive Product Offering and Strong Supplier Relationships

        In 2007, we sold approximately 23,000 SKUs, representing a broad and deep selection of high-quality specialty wire and cable. Our products include national brands of continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. We also offer several products under our private brands, including our LifeGuard™ line of low-smoke, zero-halogen cable. Our strategy is to maintain a wide breadth and depth of inventory, allowing us to ship a high percentage of the products ordered within 24 hours. We believe that our vast product offering and value-added services are significant factors in attracting and retaining many of our customers. In addition, we have strong, often decades-long, relationships with large wire and cable manufacturers such as Belden CDT, General Cable Corp., Nexans, Service Wire Company and Southwire Company. Because of our national scale, market leadership position and specialized services, we believe we provide an important function in the supply chain and are critical to our suppliers' sales efforts. We also believe that our strategic decision to concentrate our purchases with our top suppliers allows us to solidify our relationships with these vendors while optimizing our vendor rebates.

Strong and Diversified Customer Base

        During 2007, we served over 2,800 customers, including virtually all of the top 200 electrical distributors in the U.S. We have experienced exceptional customer retention, and we believe that we are the primary supplier of specialty wire and cable to a majority of our customers. Each of our top ten customers in 2007 has purchased products from us every year over the last decade. Our direct customers are electrical distributors, and our products are used within a diverse range of industries including the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. We believe that the strength of our broad customer relationships provides us with a significant competitive advantage.

Index

Experienced Management Team

Our highly experienced team of executive officers and key management has an average tenure with us of over 15 years. This continuity strengthens our relationships with our customers and suppliers and enables us to provide our customers with a high level of product and industry expertise. Our management team is led by our President and Chief Executive Officer, Charles Sorrentino, who joined us in 1998. Working with Mr. Sorrentino is a team of industry veterans who have been instrumental to our strong growth and success to date and will enable us to leverage our competitive strengths and pursue further strategic growth opportunities.

Growth Strategies

        Since implementing our new sales and marketing strategy in 2003, our revenue has increased from $149.1 million in 2003 to $359.1 million in 2007, and our operating income has increased from $4.7 million to $49.7 million. We intend to continue to leverage our competitive strengths and pursue select strategic initiatives to drive growth in revenue and profit.

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

Expand Our Sales Force

        As part of our ongoing strategy to penetrate new markets, we expect to continue to expand our sales force and further focus our sales and marketing efforts on supporting our distributor customers in our targeted markets. We typically hire experienced personnel for our sales force, and since 2003 we have significantly increased the number of our field sales personnel. Based on data for 2006 reflected in the 2007 PAR Report published by the NAED, our sales personnel outperformed industry averages with average sales per sales employee of $2.2 million in 2007 versus $1.1 million for the industry in 2006. We believe we are in the early stages of penetrating additional sales channel opportunities in targeted markets and will continue to add specialized sales personnel to generate demand for our products.

Increase Sales of Private Branded Products

        Beginning in 2003, we spearheaded the development and marketing of select private branded products, including LifeGuard™, a low-smoke, zero-halogen line of cable; Houwire®, a low-cost sound and security wire; and DataGuard®, a high-end electronic cable product line. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. While we are still in the early stages of selling these product lines, we believe the possible markets for these products are significant. Since its introduction in 2003, our LifeGuard™ line of cable has been accepted for use by several hundred end-users, including leading engineering and construction firms, and is increasingly included in specifications for utility, data center and industrial related projects.

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

Index

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

 Product Categories.    We distribute a wide array of wire and cable types for a host of applications, including:

•
Continuous Armor. Continuous armor cable is available in low voltage and medium voltage constructions and is used in harsh environments where maximum conductor protection is required. The corrugated seamless aluminum armor prevents the entrance of water, gas and corrosive elements into the electrical core of the cable. Continuous armor cable is used in a wide variety of applications including industrial power distribution, pulp and paper, utility and petrochemical operations. This product can beused indoors and outdoors, aerially, in conduits, ducts, cable trays and direct burial applications.

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

•
LifeGuard™. LifeGuard™ cable is a low-smoke, zero-halogen cable constructed with highly engineered polymers. LifeGuard's™ properties exceed those of standard cable construction, and it has excellent electrical and mechanical characteristics. The jacket on LifeGuard™ cable is highly flame-retardant, produces very small amounts of smoke when burned and contains no halogens. LifeGuard™ is used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. LifeGuard™ cable is ideal for applications where a high degree of safety and equipment protection is required. We are currently marketing LifeGuard™ to the utility industry for use in power generation; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities, such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

Index

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

We believe our inventory depth and breadth, distribution capabilities and value-added services are critical to our customers' wire and cable procurement needs and significantly reduce their cost by:

•	eliminating long lead times typically required by manufacturers;

•	reducing on-site labor costs;

•	fulfilling small orders without subjecting customers to purchase order minimums and price premiums;

•	reducing waste through our cut-to-length service offering;

•	moderating inventory carrying costs by offering next-day delivery for SKUs which take up substantial warehouse space;

•	providing access to restricted and exclusive brands;

•	offering technical resource capabilities through our product specialists' 24-hours-a-day, seven-days-a-week, 365-days-a-year service; and

•	managing large, intermittent product orders through our cable management program.

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

•
Wire & Cable Training Programs. We are actively engaged in wire and cable training both for our distributor customers and for their end-user customers. Typical training activities include wire schools at both supplier facilities and our own, plant and site tours at our facilities and our suppliers' facilities and on-site product training with cable engineers.

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

Index

•
Cable Management Program. Our cable management program is an inventory system that pre-allocates specialty wire and cable for a customer's specific project and includes a custom program designed to manage all of the wire and cable requirements for a customer's project. The major benefits of our cable management program include guaranteed availability of materials, plus safety stock; immediate shipment of material upon field release; firm pricing and a dedicated project manager. As part of the program, wire and cable stock is reserved in our warehouse and identified with a unique part number to ensure it is available for sale when requested by the customer. In addition, customers can review a project's inventory 24 hours a day via a secure internet site and can obtain details on items such as individual circuit cut history, shipment and order tracking information. Our cable management program allows customers to better manage their large projects and helps to eliminate job site theft, expenses associated with delayed shipments of materials and surplus materials.

Customers

During 2007, we served over 2,800 customers, including virtually all of the top 200 U.S. electrical distributors, representing over 8,200 customer locations nationwide.

Our customers' primary end-markets include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. While downturns or cyclicality in the markets our distributor customers serve could affect our business, we believe that the market and geographic diversity of our end-users helps to mitigate risks associated with regional or sector-specific cycles. In 2007, our largest customer, Wesco Distribution, represented approximately 12% of our sales. No other customer represented more than 10% of our 2007 sales.

Suppliers

        We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases with four leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and supplier incentives. As a result, in 2007 approximately 65% of our annual purchases came from four suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products.

Our top five suppliers in 2007 were Aetna Insulated Wire Company, Belden CDT, General Cable Corp., Nexans, and Southwire Company. Products we purchased from Belden CDT, General Cable Corp., Nexans, and Southwire Company each generated more than 10% of our sales in 2007.

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

Index

Sales Organization

        In order to meet our growth initiatives and manage the corresponding increased contact with customers, we invested heavily in sales resources (including significantly increasing the size of our field sales force from 2003 to 2007). We have also transformed our compensation programs to drive a more proactive sales process. For example, we have realigned the incentives for our field sales force by tying more than 50% of their incentive-based compensation to new business. Our inside sales force compensation structure focuses on monthly adjusted gross profit dollars and margin percentage targets.

        We have expanded our sales channels to support our electrical distributor customers as "channel partners" to penetrate our targeted markets, including the utility, industrial and infrastructure markets. In cooperation with these distributors, we are implementing a pull-through sales strategy to increase demand for our products and services among selected end-users.

As of December 31, 2007, our sales and marketing staff consisted of approximately 168 employees. We market our specialty wire and cable through an inside sales force located throughout our regional offices and a field sales force located in key geographic markets throughout the U.S. By operating under a decentralized process, regional managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

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

Our inside sales force's primary objective is to maintain, service and develop existing accounts. Our inside sales personnel assist customers and end-users with selecting the appropriate wire and cable products based on intended use, cost and performance specifications. With our national presence, the inside sales force also has the ability to designate the distribution facility that will process a customer's order, which helps to reduce freight charges and transportation time. In addition to assisting customers with proper product selection, our inside sales personnel facilitate the designation of our products in project specifications, increasing the utilization of our products. Part of our inside sales force consists of our National Service Center (“NSC”), an outbound call center located in Houston, Texas, that is focused on developing smaller or less active accounts. The NSC cultivates our customers using a cost effective and consistently applied sales and marketing process. We believe the NSC represents a valuable, hands-on and profitable training ground for the development of our current and future sales force.

        Through the NSC, we offer continuous in-depth training for our entry-level sales personnel. In addition to our NSC training, we offer our sales force extensive training and education, including training on ISO 9001:2000 standard sales-related procedures, a hands-on multi-department orientation, an in-house wire school facilitated by in-house experts and factory engineers, and attendance at the "Belden College of Wire Knowledge" at Belden CDT's manufacturing facility. All sales professionals are educated on our regimented sales process with complete protocols, requirements and controls.

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

Index

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

        We employ database mining techniques to identify new business development opportunities and customers. We utilize our own data as well as third-party provided data. Our database contains over 23,000 contacts from over 8,200 accounts at electrical distributors nationwide. In addition, we have approximately another 18,700 contacts of engineering and procurement professionals. We believe we possess one of the largest databases of contact information for electrical distributors of specialty wire and cable in the U.S.

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

Operations & Facilities

Purchasing

        To maximize purchasing efficiencies, we utilize a centralized purchasing function located at our corporate headquarters in Houston, Texas, which manages each distribution facility's unique product profile and inventory levels. The purchasing department is led by the Vice President of Sales and Marketing, who oversees a Director of Purchasing, senior buyers who are responsible for purchasing specific product groups, length allocation specialists, who are responsible for efficient reel selection, and a logistics and product analyst, who is responsible for inventory optimization initiatives. Additionally, the corporate market managers and sales personnel provide feedback on product lines to the Vice President of Sales and Marketing and the Director of Purchasing. Our ability to consolidate demand and purchase large quantities of wire and cable provides substantial manufacturing scale for our suppliers and results in competitive prices including attractive rebate programs.

        Our centralized purchasing function is supported by our ERP system, which notifies the senior buyers of required inventory purchases through the use of a real-time inventory forecasting system. Under this system all inventory items have a classification based on sales frequency, which is customized for every SKU. Based on a particular item's classification, demand analysis is developed from usage history, minimum acceptable safety stock and projected manufacturing lead times.

Logistics

        Our logistics process is highly automated through an ERP system that enables the seamless integration of operating functions. In 1999, we implemented a radio frequency bar-coded inventory system. This bar-coding system has facilitated our length allocation process, which audits all customers' orders prior to their release into the distribution facilities and subsequently directs warehouse personnel to particular reels for cut-to-length orders. This process reduces wire and cable remnants, ensures accuracy and maintains our real-time inventory system for sales personnel.

        We process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

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

        Our automated bar-coded inventory system allows us to track and manage our inventory on a real-time basis. With more than 48,000 reels across eleven distribution facilities, our information technology systems allow complete traceability of our products through the entire supply chain from our suppliers to delivery to our customers. We also developed a proprietary cable management system that allows our customers to review online the wire and cable products designated for specific projects, release orders for shipment and review previous shipments.

        In 2004, we augmented our ERP system with the implementation of a CRM platform for customer relationship and sales force management, which allows for advanced customer management in a secure environment.

        We have an experienced and dedicated information technology department, including on-site programmers and other network professionals.

Index

Employees

As of December 31, 2007, we had 304 employees, of which approximately 82% were sales or warehouse personnel.

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

Government Regulation

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

Index

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

The majority of our products are used in the construction, maintenance and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries. For example, in late 2005, our sales benefited from the cleanup and rebuilding efforts following Hurricanes Katrina and Rita, but this increased demand waned as construction activity returned to more typical levels. A downturn in the general economy, or in one or more of the end-markets for our specialty wire and cable, could have a material adverse effect on our financial condition and results of operations.

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

        Copper and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate that approximately one-fifth of the growth in sales from 2005 to 2006 and between $4.5 million and $6.5 million of net income in 2006 was attributable to higher commodity prices for certain components of our products, principally copper and polymers. In contrast, there were minimal changes in the average price of copper and petrochemical products during 2007 and we estimate that these items had no measurable impact on the increase in sales during 2007 or on the net income for the year. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our wire and cable, which could adversely affect the demand for our products. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected.

If we are unable to maintain our relationships with our electrical distributor customers, it could have a material adverse effect on our financial results.

        We rely on electrical distributors to purchase our wire and cable. The number, size, business strategy and operations of these electrical distributors vary widely from market to market. The success of our sales and distribution channels depends heavily on our successful cooperation with these electrical distributors in each of our various markets.

        In 2007, our ten largest customers accounted for approximately 42% of our sales, and our largest customer accounted for approximately 12% of our sales. If we were to lose one or more of our large electrical distributor customers, or if one or more of our large electrical distributor customers were to significantly reduce the amount of specialty wire and cable they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key electrical distributor customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the electrical distributor members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

        We currently source products from approximately 150 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and supplier incentives. As a result, in 2007 approximately 65% of our annual purchases came from four suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distributors, or decided to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, specialty wire and cable suppliers often allocate products among distributors, and our allocations might not be adequate to meet our customers' needs.

Index

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of Charles Sorrentino, our President and Chief Executive Officer, Nicol Graham, our Chief Financial Officer, and James Pokluda, our Vice President of Sales and Marketing. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to execute our growth strategies.

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

        An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have only been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long delay. If we cannot sustain the growth in demand for our LifeGuard™ products, if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

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

        We sell specialty wire and cable that has been manufactured by third parties. As a result, from time to time we have been named as defendants in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, manufacturers' warranties and indemnities are typically limited in duration and scope and may not cover all claims that might be asserted. Moreover, our insurance coverage may not be available or may not be adequate to cover every claim asserted or the entire amount of every claim.

Index

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

The following table sets forth information about our executive offices and our warehouse facilities as of December 31, 2007.

Location	Total Square Feet	Warehouse Square Feet	Owned/Leased
Houston, TX	166,720	136,720	Owned
Chicago, IL	86,705	81,635	Leased
Philadelphia, PA	60,000	54,500	Leased
Los Angeles, CA	52,901	47,036	Leased
Atlanta, GA	50,733	47,483	Leased
Tampa, FL	49,776	45,374	Leased
Charlotte, NC	44,159	38,892	Leased
Baton Rouge, LA	22,200	19,700	Leased
Seattle, WA	30,363	28,275	Leased

Total	563,557	499,615

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

ITEM 3.  LEGAL PROCEEDINGS

        From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate. In addition, we maintain general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OFTHE REGISTRANT

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Charles A. Sorrentino President and Chief Executive Officer	63	1998	President and Chief Executive Officer of the Company.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	55	1997	Chief Financial Officer, Treasurer and Secretary of the Company.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OFEQUITY SECURITIES

Our common stock has been traded on The Nasdaq Global Market under the symbol “HWCC” since June 15, 2006.  Prior to that time, there was no public market for our stock.  The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The Nasdaq Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2007:
First quarter	$28.40	$19.45
Second quarter	$31.19	$24.40
Third quarter	$28.69	$15.81
Fourth quarter	$21.55	$12.73

Year ended December 31, 2006:
Second quarter (since June 15, 2006)	$17.97	$15.00
Third quarter	$23.89	$15.88
Fourth quarter	$25.50	$17.54

There were 17 holders of record of our common stock as of December 31, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2007. For further information regarding out stock repurchase activity, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.”

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2007	—	—	—	$22,058,389
November 1 – 30, 2007	720,205	$13.82	720,205	$12,106,677
December 1 – 31, 2007	196,284	$15.26	196,284	$9,110,464
Total	916,489	$14.13	916,489

(1) The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007, and to $75 million effective January 2008. All of the above purchases were made under the Company’s stock repurchase program.

Stock Performance Graph

The following graph compares quarterly shareholder return on our common stock since the public offering in June 2006. We do not believe a published industry index exists that provides an appropriate comparison to our stock. As a recent public company, we have not yet developed a peer group against which we believe an appropriate comparison can be made. Total return is based on $100 initial investment and reinvestment of dividends.

Index

Dividend Policy

We paid a special dividend aggregating $20.0 million on our common stock on December 30, 2005. On August 1, 2007, the Board of Directors approved a quarterly dividend of $0.075 per share payable to stockholders of record on August 15, 2007. This dividend totaling $1.6 million was paid on August 31, 2007. On November 2, 2007, the Board also declared a cash dividend of $0.075 per share payable to stockholders of record on November 15, 2007. This dividend totaling $1.4 million was paid on November 30, 2007.

On February 1, 2008, the Board of Directors approved an increase in the quarterly dividend and declared a dividend of $0.085 per share payable on February 29, 2008 to stockholders of record on February 15, 2008.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Under our credit facility, our operating subsidiary may only pay us distributions for specified purposes. The credit facility allows our subsidiary to pay distributions of up to $10 million in any twelve month period for the purpose of paying dividends on our common stock and, as of January 2008, up to an aggregate of $75 million to make share repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item and by Item 12 regarding securities available for issuance is presented under Item 12.

Index

ITEM 6.  SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet information at December 31, 2007 and December 31, 2006 from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2004 and December 31, 2003, and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$359,115	$323,467	$213,957	$172,723	$149,084
Cost of sales	266,276	231,128	158,240	131,419	113,959

Gross profit	92,839	92,339	55,717	41,304	35,125
Operating expenses:
Salaries and commissions	23,861	22,706	18,707	16,665	14,588
Other operating expenses	18,811	15,975	14,016	12,392	13,857
Management fee to stockholder(1)	—	208	500	501	502
Litigation settlements	—	—	(672)	(650)	—
Depreciation and amortization	459	376	398	876	1,481
Total operating expenses	43,131	39,265	32,949	29,784	30,428

Operating income	49,708	53,074	22,768	11,520	4,697
Interest expense	1,188	3,075	2,955	3,544	4,186

Income before income taxes	48,520	49,999	19,813	7,976	511
Income tax provision	18,295	19,325	7,299	3,167	295

Net income	$30,225	$30,674	$12,514	$4,809	$216

Earnings per share:
Basic	$1.49	$1.63	$0.75	$0.29	$0.01

Diluted	$1.48	$1.62	$0.75	$0.29	$0.01

Weighted average common shares outstanding(2):
Basic	20,328,182	18,875,192	16,606,672	16,350,465	16,334,079
Diluted	20,406,000	18,984,826	16,757,303	16,520,601	16,504,215
__________
(1)	The management fee arrangement was terminated as of the completion of our initial public offering in June 2006.
(2)	All of the share information has been restated for the 1.875 stock split discussed in Note 1 of the consolidated financial statements.

Index

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$58,202	$52,128	$41,309	$27,072	$21,644
Inventories, net	$69,299	$56,329	$31,306	$29,836	$26,905
Total assets	$139,091	$116,864	$81,241	$65,724	$58,455
Book overdraft (1)	$3,854	$1,265	$2,119	$1,341	$174
Total debt (2)	$34,507	$12,059	$61,406	$43,752	$46,548
Stockholder’s equity (2)	$71,170	$81,674	$742	$8,228	$3,364
_______
(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On December 30, 2005, we paid a special dividend of $20.0 million to our common stockholders and funded the payment by borrowing under our existing credit facility.

Index

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since our founding over 30 years ago, we have grown to be one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. Today, we serve over 2,800 customers, including virtually all of the top 200 electrical distributors in the U.S. Our specialty wire and cable is primarily used in our repair and replacement sector, also referred to as maintenance, repair and operations (“MRO”), related projects and is increasingly purchased for larger scale projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

In 2000, we acquired our largest competitor, the Futronix division of Kent Electronics Corporation. Since that time, we have pursued a number of initiatives designed to improve our operating efficiencies and increase our share of the fragmented market for specialty wire and cable. We integrated the Futronix business into our own and rationalized inventory, facilities and low-margin customer relationships. We have made substantial investments in warehouse facilities and information systems in order to enhance our ability to provide customers with comprehensive value-added services, including application engineering support, inventory management, custom cut capabilities and 24/7/365 customer service, order fulfillment and shipping. During the years 2001 through 2003, the U.S. electrical distribution market was adversely affected by the general slowdown of the U.S. economy. In response to these economic conditions, we increased our focus on achieving operating efficiencies by leveraging our investments in our centralized back-office administration and purchasing, investing in a scalable information technology platform and implementing automated warehouse operations and electronic product tracking. This focus has assisted us in increasing our operating income margin from 3.2% in 2003 to 13.8% in 2007.

Since 2003, the U.S. electrical distribution market has experienced increased demand, as large industrial and commercial companies have increased capital spending to “catch-up” on deferred maintenance and upgrade and expand infrastructure. According to Electrical Wholesaling magazine, the U.S. electrical distribution market is estimated to have grown from approximately $67.8 billion of industry-wide sales in 2004 to $89.1 billion in 2007. At the same time as the electrical distribution market began to recover, we implemented a new sales and marketing strategy that focuses on working in concert with our distributor customers to generate demand from end-users in our targeted markets and to strengthen relationships with project and specifying engineers to stimulate demand for our specialty wire and cable. In addition, we have significantly increased the size of our sales force since 2003, and as of December 31, 2007 we had 167 sales employees. In 2003, we introduced our LifeGuard™ line of low-smoke, zero-halogen cable products which, due to their highly engineered specifications and safety benefits, generate higher margins for us than traditional cable products. As a result of our new sales and marketing initiatives, as well as general market growth, our revenue has increased at a CAGR of 24.6% over the past four years, from $149.1 million in 2003 to $359.1 million in 2007.

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

Changes in Connection with Becoming a Public Company

In June 2006, we completed our initial public offering, in which we issued 4,250,000 shares of common stock which were subsequently sold to the public for $13 per share.  Certain selling stockholders sold an additional 5,525,000 shares which also were resold to the public for $13 per share.  The Company received net proceeds of $49.9 million after deducting the underwriting discounts and offering expenses.  The net proceeds were used to repay debt.

In March 2007, our then largest stockholder, Code, Hennessy & Simmons II, L.P., and other selling stockholders sold approximately 7,500,000 common shares at $25 per share in a registered underwritten offering.  All the shares were sold by selling stockholders, thus there was no dilution to earnings per share nor any proceeds to the company.  As a result of the offering, Code, Hennessy & Simmons II, L.P.’s ownership was reduced from 38% to 8%.  Code, Hennessy & Simmons II, L.P. subsequently distributed all of the remaining shares to its partners and no longer holds any shares of common stock.

As a public company, we have incurred significant additional operating expenses such as increased audit fees, professional fees, stock compensation, directors’ and officers’ insurance costs, compensation for our board of directors, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses were not incurred or were incurred at a lower level by us as a private company and were not included in our results of operations prior to June 2006.

Index

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $103,000 per year. A 20% change in our estimate at December 31, 2007 would have resulted in a change in income before income taxes of $26,000 for the year ended December 31, 2007.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2007 would have resulted in a change in income before income taxes of $129,000 for the year ended December 31, 2007.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2007 would have resulted in a change in income before income taxes of $396,000 for the year ended December 31, 2007.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during 2007 would have resulted in a change in income before income taxes of $1,835,000 for the year ended December 31, 2007.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2007, our goodwill balance was $3.0 million, representing 2.2% of our total assets.

In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2007, we performed our annual goodwill impairment tests for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Adoption of New Accounting Policy

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirement for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

Index

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earning caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 159 are effective beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The effective date for us is January 1, 2008. However in November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities. We believe the adoption of this standard will have no material effect on our Consolidated Financial Statements.

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

Salaries and Commissions. Salary expense includes the base compensation, any overtime earned by hourly personnel, for all sales, administrative and warehouse employees and stock compensation expense for options granted to employees. Commission expense is earned by inside sales personnel based on gross profit dollars generated, by field sales personnel from generating sales and meeting various personal objectives, by sales, national and project managers for driving the sales process, by regional managers based on the profitability of their branches and by corporate managers based primarily on our profitability and also on other operating metrics.

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

Litigation Settlements. Litigation settlements reflect the funds received from a court award in 2005 related to a claim for breach of contract that occurred under the previous ownership.

Depreciation and Amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We amortize leasehold improvements over the shorter of the lease term or the life of the related asset.

Interest Expense

Interest expense consists primarily of interest we pay on our debt.

Index

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2007, 2006 and 2005.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	74.1%	71.5%	74.0%
Gross profit	25.9%	28.5%	26.0%

Operating expenses:
Salaries and commissions	6.6%	7.0%	8.7%
Other operating expenses	5.2%	4.9%	6.6%
Management fee to stockholder	0.0%	0.1%	0.2%
Litigation settlements	0.0%	0.0%	(0.3%)
Depreciation and amortization	0.1%	0.1%	0.2%
Total operating expenses	12.0%	12.1%	15.4%

Operating income	13.8%	16.4%	10.6%
Interest expense	0.3%	1.0%	1.4%
Income before income taxes	13.5%	15.5%	9.3%
Income tax provision	5.1%	6.0%	3.4%

Net income	8.4%	9.5%	5.8%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2007 and 2006

Sales

Our sales for 2007 increased 11.0% to $359.1 million from $323.5 million in fiscal year 2006 in spite of a very difficult comparison from last year’s sales growth of 51.2%. Internal growth accounted for the entire increase in sales. Within the three targeted markets, we continue to penetrate our five major growth initiatives, encompassing Emission Controls, Engineering & Construction, Selected Industrials, LifeGuardTM (and other private branded products), Utility Power Generation and our core distributor business. We estimate that all of our sales growth resulted from these new initiatives as our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), was flat. Our Repair and Replacement sector faced a moderating economy resulting in reduced industrial economic activity which we believe lowered discretionary spending.

Cost of Sales

Cost of sales were $266.3 million in 2007, an increase of $35.1 million, or 15.2%, compared to cost of sales of $231.1 million in 2006. The increase was due to the additional demand for our products. The increase in products were partially offset by vendor rebates and discounts for prompt payment totaling $1.6 million more in 2007 than 2006. Vendor rebates and discounts for prompt payment increased primarily due to increased sales volume. Vendor rebates also increased due to more favorable terms in the agreements in 2007. Other offsets were inventory obsolescence charges of $0.1 million in 2007 versus $0.3 million in 2006 and lower freight costs of $0.3 million in 2007.

Gross Profit

Gross profit for 2007 increased 0.5% to $92.8 million in 2007 from $92.3 million in 2006. Gross profit as a percentage of net sales, commonly referred to as gross margin, decreased to 25.9% in 2007 from 28.5% in 2006 a level that we cautioned last year was likely unsustainable. The decrease in gross margin was attributable to competitive pricing pressures experienced in the current market environment and unfavorable comparisons to last year’s gross margin, which increased 250 basis points over 2005 primarily due to inflation including higher commodity prices and market conditions in 2006. The decrease in gross margin was partially offset by vendor rebates, discounts for prompt payment, better inventory management and reduced customer incentives due to a lower increase in sales from last year’s historic sales increase.

Index

Operating Expenses

Operating expenses were $43.1 million in 2007, an increase of $3.9 million or 9.8%, compared to operating expenses of $39.3 million in 2006. Operating expenses as a percentage of sales was 12.0% in 2007, which remained relatively flat from 12.1% in 2006. The increase in operating expenses was attributable to the specific factors discussed below.

Salaries and Commissions. Salaries and commissions increased $1.2 million, or 5.1%, to $23.9 million in 2007 from $22.7 million in 2006. The increase was due primarily to higher stock compensation expense of $1.3 million, and additional sales personnel salaries of $0.8 million due to headcount additions. Lower commissions of $1.0 million partially offset these increases. The lower commissions were a result of higher objectives based upon the record year in 2006 that were not fully met in 2007, lower gross margin and changes to commission programs.

Other Operating Expenses. Other operating expenses increased $2.8 million, or 17.8%, to $18.8 million in 2007 from $16.0 million in 2006. The increase in other operating expenses was due to the higher level of business activity, and public company expenses primarily related to Sarbanes Oxley compliance in 2007 that was not incurred in 2006.

Management Fee. There were no management fee expenses in 2007 compared to the $0.2 million in 2006. The management services agreement was cancelled in connection with the IPO in June 2006.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $0.5 million in 2007 and $0.4 million in 2006.

Interest Expense

Interest expense decreased $1.9 million, or 61.4%, from $3.1 million in 2006 to $1.2 million in 2007 due primarily to the use of IPO proceeds to reduce the outstanding debt balance in June of 2006. The interest expense reduction was partially offset by borrowings to fund stock repurchases in the latter portion of 2007. Average debt was $15.3 million for 2007 compared to $37.2 million in 2006. Average effective interest rates remained constant at 7.4% in 2007 and 2006.

Income Tax Expense

Income taxes decreased $1.0 million or 5.3% as our income before taxes decreased $1.5 million or 3.0%. The effective income tax rate decreased from 38.7% in 2006 to 37.7% in 2007 due to lower estimated state income taxes in 2007.

Net Income

The Company achieved net income of $30.2 million in 2007 compared to net income of $30.7 million in 2006, a decrease of 1.5%. We estimate that the 2006 results were favorably impacted by inflation of $4.5 million to $6.5 million.

Comparison of Years Ended December 31, 2006 and 2005

Sales

Our sales for 2006 increased 51.2% to $323.5 million from $214.0 million in fiscal year 2005. We estimate that approximately 8% to 12% of the growth in sales is attributable to higher commodity prices for certain components of our products, principally copper and polymers. The remaining 39% to 43% of the increase in sales represents growth, net of inflation, within the three targeted markets which emcompass the five major end-user growth initiatives, Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Utility Power Generation and our core distributor business. Additionally, during the year, we increased the size of our sales force by approximately 10%, which also positively impacted sales growth.

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

Index

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate that approximately one-fifth of the growth in our sales from 2005 to 2006 and between $4.5 million and $6.5 million of net income in 2006 is attributable to higher commodity prices for certain components of our products, principally copper and polymers. There were minimal changes in the average price of copper and petrochemical products during 2007 compared to 2006. Accordingly we do not believe that these items had any measurable impact on the increase in sales during 2007 or on the net income for the year. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. As we turn our inventory approximately four times a year, the impact of decreasing copper prices would primarily affect the results of the succeeding calendar quarter.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, the stock repurchase program, dividend payments and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

We had a book overdraft of $3.9 million at December 31, 2007 compared to a book overdraft of $1.3 million at December 31, 2006. The book overdraft is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account. Our net working capital was $98.0 million at December 31, 2007 compared to $86.9 million at December 31, 2006. The increase in working capital was primarily due to the increase in inventory and accounts receivable. Inventory increased largely to support our customers and end markets and accounts receivable increased due to higher sales volume. Offsetting the increases to working capital were additional accrued liabilities that were a result of higher prepayments for the cable management projects and increased accrued wire purchases.

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

Index

•	additional stock repurchases;

•	cash flows generated from operating activities;

•	payment of dividends;

•	capital expenditures and

•	acquisitions

Comparison of Years Ended December 31, 2007 and 2006

Our net cash provided by operating activities was $20.8 in 2007 compared to less than $0.1 million in 2006. Our net income was down slightly from $30.7 million in 2006 compared to $30.2 million in 2007. Inventories increased $13.0 million in 2007 compared to $25.3 million in 2006, primarily to support our increased sales activity, the addition of new products and cable management projects. Our cable management program involves purchasing and storing dedicated inventory, so our customers have immediate availability for the duration of their projects. Accounts receivable increased $5.8 million in 2007 compared to $11.0 million in 2006, due to the increase in sales. Accrued liabilities increased $6.9 million in 2007 due to higher prepayments on cable management projects and increased accrued wire purchases.

Net cash used in investing activities for 2007 was $0.7 million compared to $0.6 million in 2006. The increase in capital expenditures resulted from an upgrade in office equipment.

Net cash used in financing activities was $20.1 million in 2007 compared to net cash provided by financing activities of $0.6 million in 2006. Treasury stock purchases of $40.9 million and dividend payments of $3.0 million were the main components of cash used in financing activities which were partially offset by the net borrowings on the revolving loan of $22.4 million.

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

Indebtedness

Our principal source of liquidity at December 31, 2007 was working capital of $98.0 million compared to $86.9 million at December 31, 2006. We also had available borrowing capacity in the amount of $40.5 million at December 31, 2007 and $32.9 million at December 31, 2006 under our loan and security agreement with a commercial bank syndicate.

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

Loan and Security Agreement

We have a loan and security agreement with a commercial bank that provides for a revolving loan through May 21, 2010. On September 28, 2007, we increased the facility to $75.0 million to fund the stock repurchase program and fund business growth. The agreement allows for the payments of dividends, not to exceed $10 million in the aggregate in any twelve month period; and, effective January 29, 2008, the repurchase of stock, prior to December 31, 2009, in the aggregate amount of not more than $75 million. The lender has a security interest in all of our assets, including accounts receivable and inventory. The loan bears interest at the agent bank’s base interest rate.

Portions of the outstanding loans may be converted to LIBOR loans in minimum amounts ranging between $0.1 million to $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus 1.00%. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Index

Covenants in the loan agreement require us to maintain certain minimum financial ratios, restrict our ability to pay dividends and make capital expenditures and require us to use 75% of our excess cash flow to reduce outstanding borrowings which funds can be re-borrowed subject to the borrowing base. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. As of December 31, 2007, we were in compliance with all financial covenants. We paid approximately $0.1 million in unused facility fees for the year ended December 31, 2007.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2007.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$34,507	$—	$34,507	$—	$—
Operating lease obligations	9,179	2,278	3,570	2,537	794
Non-cancellable purchase obligations(1)	37,618	37,618	—	—	—
Total	$81,304	$39,896	$38,077	$2,537	$794

(1)
These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2007. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $0.7 million, $0.6 million and $0.3 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchases

The Board of Directors approved a stock repurchase program to be completed on or before August 30, 2009, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, fund acquisitions, or other uses as authorized by the Board of Directors. During the year ended December 31, 2007, the Company repurchased 2,414,600 shares for a total cost of $40.9 million.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Our variable interest rate debt is sensitive to changes in the general level of interest rates. At December 31, 2007, the weighted average interest rate on our $34.5 million of variable interest debt was approximately 6.17%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2007 borrowing levels, a 1.0% increase or decrease in current market interest rates would have a $0.3 million effect on our interest expense.

Foreign Currency Exchange Rate Risk

Our products are purchased and invoiced in U.S. dollars. Accordingly, we do not believe we are exposed to foreign exchange rate risk.

Factors Affecting Future Results

This Annual Report on Form 10-K contains statements that may be considered forward-looking.  These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information.  Actual results could differ materially from the results indicated by these statements, because the realization of those results is subject to many risks and uncertainties.  Some of these risks and uncertainties are discussed in greater detail under Item 1A, "Risk Factors."

Index

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management, – Interest Rate Risk and – Foreign Currency Exchange Rate Risk.”

Index

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2008

Index

Houston Wire & Cable Company
Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$58,202	$52,128
Inventories, net	69,299	56,329
Deferred income taxes	1,054	1,165
Prepaid expenses	832	450
Income taxes	2,004	—
Total current assets	131,391	110,072

Property and equipment, net	3,234	2,973

Goodwill	2,996	2,996
Deferred income taxes	1,356	688
Other assets	114	135
Total assets	$139,091	$116,864

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,854	$1,265
Trade accounts payable	12,297	10,988
Accrued and other current liabilities	17,263	10,358
Income taxes	—	520
Total current liabilities	33,414	23,131

Long-term obligations	34,507	12,059

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized:
20,988,952 shares issued and 18,577,727 shares outstanding at December 31, 2007 and 20,867,172 issued and outstanding at December 31, 2006	21	21
Additional paid-in capital	54,131	50,979
Retained earnings	57,846	30,674
Less: Cost of treasury stock	(40,828)	—
Total stockholders’ equity	71,170	81,674

Total liabilities and stockholders’ equity	$139,091	$116,864

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
 Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Sales	$359,115	$323,467	$213,957
Cost of sales	266,276	231,128	158,240
Gross profit	92,839	92,339	55,717

Operating expenses:
Salaries and commissions	23,861	22,706	18,707
Other operating expenses	18,811	15,975	14,016
Management fee to stockholder	—	208	500
Litigation settlements	—	—	(672)
Depreciation and amortization	459	376	398
Total operating expenses	43,131	39,265	32,949

Operating income	49,708	53,074	22,768
Interest expense	1,188	3,075	2,955
Income before income taxes	48,520	49,999	19,813
Income tax provision	18,295	19,325	7,299
Net income	$30,225	$30,674	$12,514

Earnings per share:
Basic	$1.49	$1.63	$0.75
Diluted	$1.48	$1.62	$0.75

Weighted average common shares outstanding:
Basic	20,328,182	18,875,192	16,606,672
Diluted	20,406,000	18,984,826	16,757,303

Dividends declared per share	$0.15	—	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
 Consolidated Statements of Stockholders' Equity

			Additional	Unearned				Total
	Common Stock		Paid-In	Stock	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Equity

(In thousands, except share data)

Balance at December 31, 2004	16,606,672	$17	$5,075	—	$3,136	—	—	$8,228
Net income	—	—	—	—	12,514	—	—	12,514
Issuance of stock options	—	—	559	(559)	—	—	—	—
Dividend paid	—	—	(4,350)	—	(15,650)	—	—	(20,000)

Balance at December 31, 2005	16,606,672	17	1,284	(559)	—	—	—	742
Net income	—	—	—	—	30,674	—	—	30,674
Issuance of stock	4,250,000	4	49,896	—	—	—	—	49,900
Exercise of stock options	10,500	—	6	—	—	—	—	6
Excess tax benefit for stock options	—	—	20	—	—	—	—	20
Reclassification for adoption of SFAS 123 ( R)	—	—	(559)	559	—	—	—	—
Amortization of unearned stock compensation	—	—	332	—	—	—	—	332

Balance at December 31, 2006	20,867,172	21	50,979	—	30,674	—	—	81,674
Net income	—	—	—	—	30,225	—	—	30,225
Exercise of stock options	121,780	—	91	—	(56)	3,375	62	97
Excess tax benefit for stock options	—	—	1,235	—	—	—	—	1,235
Amortization of unearned stock compensation	—	—	1,826	—	—	—	—	1,826
Purchase of treasury stock, net	—	—	—	—	—	(2,414,600)	(40,890)	(40,890)
Dividends paid	—	—	—	—	(2,997)	—	—	(2,997)

Balance at December 31, 2007	20,988,952	$21	$54,131	—	$57,846	(2,411,225)	$(40,828)	$71,170

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
 Consolidated Statements of Cash Flows
	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net income	$30,225	$30,674	$12,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	459	376	398
Amortization of capitalized loan costs	66	326	124
Amortization of unearned stock compensation	1,826	332	—
Provision for doubtful accounts	(238)	—	13
Provision for returns and allowances	(37)	211	—
Provision for inventory obsolescence	55	289	(196)
(Gain) loss on disposals of property and equipment	(15)	1	(11)
Deferred income taxes	(557)	119	298
Changes in operating assets and liabilities:
Accounts receivable	(5,799)	(11,030)	(14,250)
Inventories	(13,025)	(25,312)	(1,274)
Prepaid expenses	(382)	40	(74)
Other assets	(45)	(26)	10
Book overdraft	2,589	(854)	(5,944)
Trade accounts payable	1,309	2,720	3,153
Accrued and other current liabilities	6,905	2,476	833
Income taxes payable	(2,524)	(304)	585
Net cash provided by (used in) operating activities	20,812	38	(3,821)

Investing activities
Expenditures for property, plant, and equipment	(728)	(623)	(329)
Proceeds from disposals of property and equipment	23	6	12
Net cash used in investing activities	(705)	(617)	(317)

Financing activities
Borrowings on revolver	397,471	332,488	225,022
Payments on revolver	(375,023)	(367,335)	(205,587)
Borrowings on long-term obligations	—	—	14,500
Payments on long-term obligations	—	(14,500)	—
Payments on junior subordinated debt	—	—	(9,559)
Payments for financing costs	—	—	(238)
Proceeds from exercise of stock options	97	6	—
Payment of dividends	(2,997)	—	(20,000)
Proceeds from sale of stock	—	51,382	—
Payment of offering costs	—	(1,482)	—
Excess tax benefit for options	1,235	20	—
Purchase of treasury stock	(40,890)	—	—
Net cash (used in) provided by financing activities	(20,107)	579	4,138

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures
Cash paid during the year for interest	$1,119	$2,982	$1,910

Cash paid during the year for income taxes	$20,148	$19,459	$6,356

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
Notes to Consolidated Financial Statements
December 31, 2007

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

The following reconciles the numerator and denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income for basic earnings per share	$30,225	$30,674	$12,514
Effect of dilutive securities	—	—	—
Numerator for diluted earnings per share	$30,225	$30,674	$12,514
Denominator:
Weighted average common shares for basic earnings per share	20,328	18,875	16,607
Effect of dilutive securities	78	110	150
Denominator for diluted earnings per share	20,406	18,985	16,757

Options to purchase 586, 29 and 0 shares of common stock were not included in the diluted net income per share calculation for 2007, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $130 and $490, and a reserve for returns and allowances of $643 and $680 at December 31, 2007 and 2006, respectively. Consistent with industry practices, we normally require payment from our customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

Index

	2007	2006	2005
Balance at beginning of year	$490	$447	$475
Bad debt expense	(238)	—	13
Write-offs, net of recoveries	(122)	43	(41)
Balance at end of year	$130	$490	$447

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. Management believes that the reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $1,982 and $1,965 at December 31, 2007 and 2006, respectively.

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

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Depreciation expense was approximately $459, $376, and $398 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Other Assets

Other assets include deferred financing costs of approximately $1,771. The capitalized loan costs are amortized on a straight-line basis over the contractual life of the related debt agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2007 and 2006, was approximately $1,670 and $1,639, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the agreement are $42, $42, and $17 for the years 2008 through 2010 respectively.

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

Index

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

Credit Risk

The Company’s customers are located primarily throughout the United States. One customer accounted for approximately 12%, 13%, and 11% of the Company’s sales in 2007, 2006 and 2005, respectively. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $947, $385, and $610 for the years ended December 31, 2007, 2006, and 2005, respectively.

Financial Instruments

The carrying values of the accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), Share-Based Payment (“SFAS 123(R)”). This standard requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value as measured on the grant date. The new standard prohibits companies from accounting for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”).

Effective January 1, 2006 the Company adopted SFAS 123(R) using the prospective transition method and, therefore, the impact on the Company’s net income subsequent to January 1, 2006 includes the remaining amortization of the intrinsic value of existing stock-based awards, plus the fair value of any future grants.  See Note 8 for additional information.

Prior to January 1, 2006, the Company accounted for its employee stock options under the intrinsic value method described by APB 25. Accordingly, the Company did not record compensation expense for options issued with an exercise price equal to the stock’s fair market price on the grant date. Additionally, the stock compensation expense recorded in 2005 for the stock options granted below the Company’s estimate of its stock’s fair market value was less than $1, as those options were granted on December 30, 2005. As a result of this grant, the Company recorded $559 of unearned compensation that is being amortized over the vesting period of five years.

Index

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirement for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and the Company will adopt it in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 141R to have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 159 are effective beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The effective date for the Company is January 1, 2008. However in November 2007, the FASB deferred the implementation of SFAS 157 for non-financial assets and liabilities. The Company believes the adoption of this standard will have no material effect on its Consolidated Financial Statements.

2. Initial Public Offering

In June 2006, the Company completed its initial public offering in which it issued 4,250 shares of common stock which were subsequently sold to the public for $13.00 per share. Certain selling stockholders sold an additional 5,525 shares which also were resold to the public for $13.00 per share. The Company received net proceeds of $49,900 after deducting the underwriting discount and offering expenses. The net proceeds were used to repay debt.

3. Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of the following at:

	December 31,
	2007	2006
Land	$617	$617
Buildings	2,113	2,057
Machinery and equipment	5,666	5,162
	8,396	7,836
Less accumulated depreciation	5,162	4,863
	$3,234	$2,973

Index

 Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following at:

	December 31,
	2007	2006
Customer advances	$5,727	$822
Customer rebates	2,983	4,094
Payroll, commissions, and bonuses	2,185	2,325
Accrued inventory purchases	2,941	357
Other	3,427	2,760
	$17,263	$10,358

4. Long-Term Obligations

HWC has a loan and security agreement (“Agreement”) with a commercial bank syndicate (“Lender”). The Agreement is guaranteed by HWC through the pledge of its interest in the capital stock of HWC Wire & Cable Company. Additionally, the Company has provided to the Lender a security interest in all of its assets, including accounts receivable, inventory, and all assets owned by the Company and HWC Wire & Cable Company. The Agreement, which matures May 21, 2010, consists of a $75,000 revolving loan (“Revolver”) that bears interest at the Lender’s base interest rate.

Portions of the outstanding loan under the Agreement may be converted to LIBOR loans in minimum amounts ranging between $0.1 million to $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus 1.00%. The Company has entered into a series of one-month LIBOR loans, which upon maturity are either rolled back into the Revolver or renewed under a new LIBOR contract.

The Agreement includes, among other things, covenants that require the Company to maintain certain minimum financial ratios. Additionally, the Agreement allows the Company to make stock buybacks and to pay dividends not to exceed $10,000 in any twelve month period, limits capital expenditures and requires that 75% of the Excess Cash Flow (as defined) be used to reduce indebtedness. The Company is in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings and related weighted average interest rates consisted of the following:

	Weighted Average
	Interest Rate
	at December 31,	December 31,
	2007	2007	2006
Revolver loan – all long term obligations	6.17%	$34,507	$12,059

During 2007, the Company had an average available borrowing capacity of approximately $40,484. This average was computed from the monthly borrowing base certificates prepared for the Lender. At December 31, 2007 the Company had available borrowing capacity of approximately $40,493 under the terms of the Agreement. Under the Agreement, the Company is obligated to pay an unused facility fee of 0.2% computed on a daily basis. During the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $77, $83, and $69, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2007	$—
2008	—
2009	—
2010	34,507
Total	$34,507

Index

5. Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$16,607	$16,592	$6,070
State	2,245	2,614	931
Total current	18,852	19,206	7,001

Deferred:
Federal	(511)	108	294
State	(46)	11	4
Total deferred	(557)	119	298

Total	$18,295	$19,325	$7,299

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9%	3.4%	3.6%
Non-deductible items	0.3%	0.2%	0.5%
Litigation settlement	—	—	(1.2)%
Other	(0.5)%	0.1%	(1.1)%
Total effective tax rate	37.7%	38.7%	36.8%

Significant components of the Company’s deferred tax assets were as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Property and equipment	$515	$548
Goodwill	22	140
Uniform capitalization adjustment	418	360
Inventory reserve	606	545
Capital loss carryover	—	48
Allowance for doubtful accounts	50	189
Stock compensation expense	820	—
Other	(21)	71
Total deferred tax assets	2,410	1,901
Less valuation allowance	—	48
Net deferred tax assets	$2,410	$1,853

The Company’s U.S Capital loss carryover expired unused in 2007. As a result the deferred tax asset and the related valuation allowance were written off.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Taxes (FIN 48), on January 1, 2007. The adoption of FIN 48 resulted in no impact on the Company’s consolidated financial statements.

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2007 the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

6. Related-Party Transactions

In March 2007, the Company registered an offering for its then largest stockholder, Code, Hennessy & Simmons II, L.P. and other selling stockholders, who sold approximately 7,500 common shares at $25 per share. All the shares were sold by selling stockholders, including approximately 6,900 common shares by Code, Hennessy & Simmons II, L.P., thus there was no dilution to earnings per share or any proceeds to the Company. After the offering, Code, Hennessy & Simmons II, L.P.’s ownership was reduced from 38% to 8%. Code Hennessy & Simmons II, L.P. subsequently distributed all of the remaining shares to its partners and no longer holds any shares of common stock.

Index

Until June 2006, HWC had a management services agreement with an affiliate of the majority stockholder of the Company that provided for the payment of monthly management fees and the reimbursement of certain expenses. This management fee arrangement was cancelled upon the completion of the June 2006 IPO.  Management fees and expenses of $0, $208, and $500, were incurred and paid under this agreement for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Employee Benefit Plans

A combination profit-sharing plan and salary deferral plan (the “Plan”) is provided for the benefit of HWC’s employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Effective January 1, 2006, the Company’s match increased to 50% of the employee’s first 5% of contributions. Effective January 1, 2007, the Company adopted the Safe Harbor provisions of the Internal Revenue Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2007, 2006 and 2005 was $619, $351, and $238 respectively

8.    Stock Option Plan

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

The Company also has options outstanding under a stock option plan adopted in 2000 (the “2000 Plan”). The 2000 Plan provided for options to be granted at the fair market value of the Company’s common stock at the date of the grant, which options could be either nonqualified stock options or incentive stock options as defined by Section 422 of the Internal Revenue Code. In connection with the adoption of the 2006 Stock Plan, the Board of Directors resolved that no further options would be granted under the 2000 Plan.

Adoption of SFAS 123(R)

The Company has granted options to purchase its common stock to employees and directors of the Company under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be issued from treasury stock shares. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of SFAS 123(R) on January 1, 2006, using the prospective transition method. The fair value of the options granted after January 1, 2006 is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting period. Prior to adoption of SFAS 123(R), the Company accounted for stock based payments under the  recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Under the prospective transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all stock based payments granted prior to, but not yet vested as of January 1, 2006, based on the remaining amortization of the intrinsic value of such stock based awards, and (b) compensation cost for all stock based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As permitted by SFAS 123(R), results for prior periods were not restated.

On March 9, 2007, the Company granted to the Company’s chief executive officer, an option to purchase 500 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on March 9, 2007. This option has a contractual life of ten years and vests 50% four years after the date of grant and the remaining 50% five years after the date of grant, provided that in the event of the chief executive officer’s death or permanent disability, such option would vest ratably based on the days served from the date of grant.

Index

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility on the Company’s stock and the historical volatility of the stock of similar companies, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For options issued, the following weighted average assumptions were used:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.53%	4.74%
Expected dividend yield	0.25%	0.0%
Weighted average expected life	5.5 years	5.5 years
Expected volatility	45%	45%

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In 2007, $1,235 and in 2006 $20 of such tax benefits were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $3,200 and $131 respectively.

The following summarizes stock option activity and related information:

	2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding—Beginning of year	437	$9.67
Granted	602	24.90
Exercised	(125)	0.77
Forfeitures	(4)	(0.53)
Expired	—	—
Outstanding—End of year	910	$21.02	$1,390
Exercisable—End of year	137	$12.08	$638
Weighted average fair value of options granted during 2007	$11.53
Weighted average fair value of options granted during 2006	$9.63

A summary of the Company’s nonvested options at December 31, 2007, and changes during the twelve months then ended, is presented below:

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested at January 1, 2007	298	$7.89
Granted	602	11.53
Vested	(126)	6.97
Forfeited	(1)	0.07
Nonvested at December 31, 2008	773	$10.88

Index

Vesting dates range from January 1, 2008 to December 20, 2012, and expiration dates range from June 26, 2010 to December 18, 2017 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 12/31/07	Weighted Average Remaining Contractual Life	Exercisable as of 12/31/07	Weighted Average Remaining Contractual Life
$0.53	37	4.92	27	4.53
$2.67	75	8.00	22	8.00
$13.00	15	8.47	15	8.47
$15.40	78	9.96	—	—
$16.98	30	8.55	30	8.55
$17.98	15	8.61	15	8.61
$21.73	140	8.97	28	8.97
$26.19	500	9.19	—	—
$30.25	20	9.33	—	—
	910	8.91	137	7.75

Total stock-based compensation cost was $1,826 and $332 for the years ended December 31, 2007 and 2006 respectively. Total income tax benefit recognized for stock-based compensation arrangements was $689 and $126 for the years ended December 31, 2007 and 2006 respectively. No stock-based compensation costs were incurred during the year ended December 31, 2005.

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

As of December 31, 2007, there was $7,224 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately forty nine months. There were 1,003 shares available for future grants under the 2006 Plan at December 31, 2007. The Company may issue new shares or treasury shares when options are exercised.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $885, $121 and $3 respectively.

9. Commitments and Contingencies

The Company has entered into operating leases, primarily for warehouse and office facilities. These operating leases frequently include renewal options at the fair rental value at that time. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight line basis over the minimum lease term. Rent expense was approximately $1,931 in 2007, $1,737 in 2006 and $1,611 in 2005. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

2008	$2,278
2009	2,077
2010	1,494
2011	1,516
2012	1,021
2013	505
Thereafter	288
Total minimum lease payments	$9,179

The Company had aggregate purchase commitments for inventory of approximately $37,618 at December 31, 2007.

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

Index

In addition to the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

10. Subsequent Events

On January 9, 2008, the Company granted 65 options to purchase shares of its common stock to the Company’s chief executive officer with an exercise price of the fair market value of the Company’s stock at the close of trading on January 9, 2008. These options have a contractual life of ten years and vest 50% on March 19, 2011 and the remaining 50% on March 19, 2012, provided that in the event of death or permanent disability such options would vest proportionately based on the days served from the grant date.

On January 29, 2008 the Board of Directors authorized an increase in its stock buyback program from $50 million to a maximum of $75 million.

On February 1, 2008 the Board of Directors approved a quarterly dividend of $0.085 per share payable to shareholders of record on February 15, 2008. This dividend totaling $1.53 million was paid on February 29, 2008.

11.   Select Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly results of operations for each of our last eight quarters ended December 31, 2007. We have prepared the unaudited information on the same basis as our audited consolidated financial statements.

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME:
Sales	$89,195	$98,922	$89,210	$81,788	$82,892	$89,963	$84,184	$66,428
Gross profit	$21,700	$24,806	$23,724	$22,609	$23,618	$26,203	$24,527	$17,991
Operating income	$10,259	$13,578	$13,816	$12,055	$13,701	$15,857	$14,563	$8,953
Net income	$6,213	$8,294	$8,421	$7,297	$8,150	$9,468	$8,254	$4,802
Earnings per share:
Basic	$0.33	$0.41	$0.40	$0.35	$0.39	$0.45	$0.48	$0.29
Diluted	$0.32	$0.41	$0.40	$0.35	$0.39	$0.45	$0.48	$0.29

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included in our 2007 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on criteria established by  Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) . The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2007 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page F- 4.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in the COSO Framework .

/s/ Charles A. Sorrentino	/s/ Nicol G. Graham
Charles A. Sorrentino	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Houston Wire & Cable Company and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2008

Index

ITEM 9B.  OTHER INFORMATION

        We have no information to report pursuant to Item 9B.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2007 and 2006
•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements

(b)           Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(c)           Exhibits

Exhibits are set forth on the attached exhibit index

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 17, 2008	By:	/s/ NICOL G. GRAHAM

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES A. SORRENTINO	President, Chief Executive Officer and Director	March 17, 2008
Charles A. Sorrentino

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Chief Accounting Officer)	March 17, 2008
Nicol G. Graham

/s/ PETER M. GOTSCH	Director	March 17, 2008
Peter M. Gotsch

/s/ ROBERT G. HOGAN	Director	March 17, 2008
Robert G. Hogan

/s/ IAN STEWART FARWELL	Director	March 17, 2008
Ian Stewart Farwell

/s/ WILLIAM H. SHEFFIELD	Director	March 17, 2008
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 17, 2008
Scott L. Thompson

/s/ WILSON B. SEXTON	Director	March 17, 2008
Wilson B. Sexton

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1
Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed August 6, 2007

4.1
Form of Specimen Common Stock Certificate of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 4.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.1	Houston Wire & Cable Company 2000 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.2	Houston Wire & Cable Company 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.3
Amended and Restated Loan and Security Agreement, dated as of May 22, 2000, by and among various specified lenders, Fleet Capital Corporation (now Bank of America, Inc.) and HWC Holding Company (now Houston Wire & Cable Company) (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.4
First Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2000 (incorporated herein by reference to Exhibit 10.5 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.5
Second Amendment to Amended and Restated Loan Agreement, dated as of May 30, 2001 (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.6
Third Amendment to Amended and Restated Loan Agreement, dated as of October 22, 2001 (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.7
Fourth Amendment to Amended and Restated Loan Agreement, dated as of December 31, 2002 (incorporated herein by reference to Exhibit 10.8 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.8
Fifth Amendment to Amended and Restated Loan Agreement, dated as of November 19, 2003 (incorporated herein by reference to Exhibit 10.9 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.9
Sixth Amendment to Amended and Restated Loan Agreement, dated as of May 26, 2005 (incorporated herein by reference to Exhibit 10.10 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.10
Seventh Amendment to Amended and Restated Loan Agreement, dated as of December 14, 2005 (incorporated herein by reference to Exhibit 10.11 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.11
Eighth Amendment to Amended and Restated Loan Agreement, dated as of December 30, 2005 (incorporated herein by reference to Exhibit 10.12 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.12
Ninth Amendment to Amended and Restated Loan Agreement, dated as of May 23, 2006 (incorporated herein by reference to Exhibit 10.19 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.13
Tenth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed November 7, 2006)

10.14
Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 10-Q filed August 1, 2007)

10.15
Twelfth Amendment to Amended and Restated Loan Agreement, dated as of August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 20, 2007)

10.16
Thirteen Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2007)

10.17*	Fourteenth Amendment to Amended and Restated Loan Agreement, dated as of January 31, 2008

Index

10.18
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

10.22
Executive Securities Agreement, dated as of September 11, 1997, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and Nicol G. Graham (incorporated herein by reference to Exhibit 10.18 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.23*	Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan

10.24*	Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan

10.25	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.26
Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006 )

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith