Form 10-K/A
period 2007-12-31
Houston Wire & Cable CO
filed 2008-05-07
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2007 was $471,422,386.

As of March 1, 2008, there were 18,577,727 outstanding shares of the registrant’s common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

EXPLANATORY NOTE

This amendment is being filed for the sole purpose of filing Exhibits 31.3 and 31.4.

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

Dated: May 7, 2008	HOUSTON WIRE & CABLE COMPANY

	By:	/s/ Nicol G. Graham
	Name:	Nicol G. Graham
	Title:	Chief Financial Officer, Treasurer and Secretary

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

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

10.17	Fourteenth Amendment to Amended and Restated Loan Agreement, dated as of January 31, 2008

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

10.23	Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan

10.24	Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan

10.25	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.26
Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006 )

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1	Consent of Ernst & Young, LLP

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith