Form 10-Q
period 2008-03-31
Houston Wire & Cable CO
filed 2008-05-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES    ☒           NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐ NO   ☒

At May 1, 2008 there were 17,791,736 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2008

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$55,831	$58,202
Inventories, net	69,554	69,299
Deferred income taxes	1,344	1,054
Prepaid expenses	1,025	832
Income taxes	—	2,004
Total current assets	127,754	131,391

Property and equipment, net	3,223	3,234
Goodwill	2,996	2,996
Deferred income taxes	1,513	1,356
Other assets	112	114
Total assets	$135,598	$139,091

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,889	3,854
Trade accounts payable	13,676	12,297
Accrued and other current liabilities	11,457	17,263
Income taxes payable	2,529	—
Total current liabilities	29,551	33,414

Long term obligations	39,277	34,507

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued and 17,858,550 outstanding at March 31, 2008 and 20,988,952 issued and 18,577,727 outstanding at December 31, 2007	21	21
Additional paid-in-capital	54,691	54,131
Retained earnings	62,934	57,846
Treasury stock	(50,876)	(40,828)
Total stockholders' equity	66,770	71,170
Total liabilities and stockholders' equity	$135,598	$139,091

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Sales	$89,441	$81,788
Cost of sales	66,774	59,179
Gross profit	22,667	22,609

Operating Expenses:
Salaries and commissions	6,076	5,678
Other operating expenses	4,984	4,766
Depreciation and amortization	127	110
Total operating expenses	11,187	10,554
Operating income	11,480	12,055
Interest expense	541	185
Income before income taxes	10,939	11,870
Income taxes	4,202	4,573
Net income	$6,737	$7,297

Earnings per share:
Basic	$0.37	$0.35
Diluted	$0.37	$0.35

Weighted average common shares outstanding:
Basic	18,081,809	20,868,027
Diluted	18,121,280	20,996,579

Dividends declared per share	$0.085	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net income	$6,737	$7,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	110
Amortization of capitalized loan costs	20	16
Amortization of unearned stock compensation	519	290
Provision for returns and allowances	(11)	(116)
Provision for inventory obsolescence	(6)	16
Deferred income taxes	(447)	(211)
Changes in operating assets and liabilities:
Accounts receivable	2,382	1,163
Inventories	(249)	(7,468)
Prepaid expenses	(193)	(589)
Other assets	(18)	3
Book overdraft	(1,965)	2,190
Trade accounts payable	1,379	2,793
Accrued and other current liabilities	(5,806)	(1,390)
Income taxes payable/receivable	4,533	3,685
Net cash provided by operating activities	7,002	7,789
Investing activities
Expenditures for property, plant, and equipment	(116)	(96)
Net cash used in investing activities	(116)	(96)
Financing activities
Borrowings on revolver	91,157	75,494
Payments on revolver	(86,387)	(83,766)
Proceeds from exercise of stock options	18	31
Excess tax benefit for stock options	41	548
Payment of dividends	(1,527)	—
Purchase of treasury stock	(10,188)	—
Net cash used in financing activities	(6,886)	(7,693)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and the Company will adopt it in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

Adoption of New Accounting Policy

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earning caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The Company adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 had no material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The effective date of adoption for the Company was initially January 1, 2008. However in November 2007, the FASB deferred the implementation of SFAS 157 for all non-financial assets and liabilities that are not measured on a recurring basis until fiscal years beginning after November 15, 2008. The Company’s adoption of this standard on January 1, 2008 did not have a material impact on its Consolidated Financial Statements.

2. Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock option awards.  The numerator used in the calculation of both basic and diluted earnings per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average common shares for basic earning per share	18,082	20,868
Effect of dilutive securities	39	129
Denominator of diluted earnings per share	18,121	20,997

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 848 and 309 for the three months ended March 31, 2008 and 2007, respectively.

3. Long Term Obligations

The Company’s current loan and security agreement provides for a $75,000 revolving loan, bears interest at the agent bank’s base interest rate and matures on May 21, 2010. The balance outstanding at March 31, 2008 is almost entirely due to borrowings in connection with the Company’s stock repurchase program that began in the latter portion of 2007 and has continued in 2008.  The Company is in compliance with the financial covenants governing its indebtedness.

4.  Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before August 30, 2009, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors.  Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, fund acquisitions, or other uses as authorized by the Board of Directors.  During the quarter ended March 31, 2008, the Company repurchased 728 shares for a total cost of $10,188.

On February 1, 2008, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 15, 2008.  This dividend totaling $1,527 was paid on February 29, 2008.

5. Stock Based Compensation

On January 9, 2008, the Company granted options to purchase 65 shares of its common stock to the Company’s chief executive officer with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 9, 2008. These options have a contractual life of ten years and vest 50% on March 9, 2011 and the remaining 50% on March 9, 2012, provided that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

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

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended March 31, 2008 and 2007:

	2008	2007
Expected volatility	68%	42%
Expected life in years	5.5 years	5.5 years
Risk-free interest rate	3.82%	4.59%
Dividend yield	2.50%	0%

Total stock-based compensation cost was $519 and $290 for the three months ended March 31, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $200 and $112 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $7,119 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 47 months.

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

Except for the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

7.  Subsequent Event

On May 8, 2008, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on May 29, 2008, to stockholders of record at the close of business on May 15, 2008.

Following the Annual Meeting of Stockholders on May 8, 2008, the Company issued options to purchase 5 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10 shares of the Company’s common stock) and 15 shares of common stock to the newly-elected non-employee director, for an aggregate of 45 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2008, has a contractual life of ten years and vests one year after the date of grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations.  MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2007.

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. We serve over 2,800 customers in over 8,200 individual locations, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. We distribute approximately 23,000 SKUs (stock-keeping units) from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $99,000 per year. A 20% change in our estimate at March 31, 2008 would have resulted in a change in income before income taxes of approximately $26,000.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2008 would have resulted in a change in income before income taxes of approximately $126,000.

Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2008 would have resulted in a change in income before income taxes of approximately $401,000.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2008 would have resulted in a change in income before income taxes of approximately $428,000.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2008, our net goodwill balance was $3.0 million, representing 2.2% of our total assets.

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

	Three Months Ended March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	74.7%	72.4%
Gross profit	25.3%	27.6%

Operating expenses:
Salaries and commissions	6.8%	6.9%
Other operating expenses	5.6%	5.8%
Depreciation and amortization	0.1%	0.1%

Total operating expenses	12.5%	12.9%

Operating income	12.8%	14.7%
Interest expense	0.6%	0.2%

Income before income taxes	12.2%	14.5%
Income tax provision	4.7%	5.6%

Net income	7.5%	8.9%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended March 31, 2008 and 2007

Sales

	Three Months Ended
	March 31,
(in millions)	2008	2007	Change
Sales	$89.4	$81.8	$7.7	9.4%

Sales in the first quarter of 2008 increased 9.4% to $89.4 million from $81.8 million in the first quarter of 2007. Internal growth accounted for the entire increase in sales. We estimate that the entire sales growth  resulted from project activity in the five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Investment and capital expansion within these initiatives remained healthy and we benefited from continued penetration into these markets. We estimate our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), was slightly down as this sector is facing a challenging economy which we believe lowered discretionary spending.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2008	2007	Change
Gross profit	$22.7	$22.6	$0.1	0.3%
Gross profit as a percent of sales	25.3%	27.6	(2.3)

Gross profit increased 0.3% to $22.7 million in 2008 from $22.6 million in 2007 as it benefited from increased sales volume.  Our gross profit as a percentage of sales (gross margin) was 25.3% in 2008 which was 230 basis points lower than 2007.  The reduction in gross margin was primarily attributable to current macro market pricing pressures.  Higher customer incentives due to increased sales and to additional targeted customer accounts and rising freight costs also compressed the gross margin.

Operating Expenses
	Three Months Ended
	March 31,
(in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$6.1	$5.7	$0.4	7.0%
Other operating expenses	5.0	4.8	0.2	4.6%
Depreciation and amortization	0.1	0.1	0.0	15.5%
Total operating expenses	$11.2	$10.6	$0.6	6.0%

Operating expenses as a % of sales	12.5%	12.9%	(0.4)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions primarily reflects higher salaries due to additional employees, annual pay increases and stock compensation expense. The higher salaries were partially offset by lower commission expense due to lower gross margin and changes to commission programs. Salaries and commissions as a percentage of sales decreased to 6.8% in 2008 from 6.9% in the comparable period in 2007.

Other operating expenses increased in 2008 primarily due to costs associated with the higher number of employees and increased facility costs.

Depreciation and amortization expense was consistent at $0.1 million.

Operating expenses as a percent of sales decreased slightly from 12.9% in 2007 to 12.5% in 2008.

Interest Expense

Interest expense increased $0.4 million or 192.4% from $0.2 million in 2007 to $0.5 million in 2008 due primarily to increased debt for stock repurchases in the latter portion of 2007 and in 2008. Average debt was $41.3 million for the quarter ended March 31, 2008 versus $9.7 million for the quarter ended March 31, 2007.  The average effective interest rate decreased to 5.0% in the 2008 period, from 7.4% in 2007 due to market interest rate declines.

Income Taxes

Income taxes decreased $0.4 million or 8.1% as our income before income taxes decreased $0.9 million or 7.8%. The effective income tax rate decreased slightly from 38.5% in 2007 to 38.4% in 2008.

Net Income

We achieved net income of $6.7 million compared to net income of $7.3 million in 2007, a decrease of 7.7%.

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

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2008, we have funded our capital expenditures through cash from operations. Our working capital amounted to $98.2 million at March 31, 2008 compared to $98.0 million at December 31, 2007.

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

Comparison of the Three Months Ended March 31, 2008 and 2007

Our net cash provided by operating activities for the three months ended March 31, 2008 was $7.0 million compared to $7.8 million in the prior year period. Our net income decreased to $6.7 million in 2008 from $7.3 million in 2007. Accounts receivable decreased $2.4 million in 2008 due to the collection of vendor incentives typically received in the first quarter partially offset by increased trade receivables. Accrued and other current liabilities decreased $5.8 million due to lower customer discounts payable as they are typically paid out in the first quarter, lower accrued wire purchases and a reduction in prepayments on cable management projects. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $2.0 million.

Net cash used in investing activities was $0.1 million for the 2008 and 2007 periods, as requirements for additional capital resources remained low.

Net cash used in financing activities was $6.9 million in 2008 compared to $7.7 million in 2007.  Treasury stock purchases of $10.2 million and dividend payments of $1.5 million, partially offset by net borrowings of $4.8 million used for the treasury stock purchases, were the main components of cash used in financing activities.

Indebtedness

Our principal source of liquidity at March 31, 2008 was working capital of $98.2 million compared to $98.0 million at December 31, 2007. We also had available borrowing capacity of approximately $35.7 million at March 31, 2008 and $40.5 million at December 31, 2007 under our $75 million loan and security agreement with a commercial bank (“lender”).

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

Loan and Security Agreement

We have a loan and security agreement with a commercial bank that provides for a revolving loan through May 21, 2010. On September 28, 2007, we increased the facility to $75.0 million to fund the stock repurchase program and fund business growth.  The agreement allows for the payment of dividends, not to exceed $10 million in the aggregate in any twelve month period; and, effective January 29, 2008, the repurchase of stock, prior to December 31, 2009, in the aggregate amount of not more than $75 million.  The lender has a security interest in all of our assets, including accounts receivable and inventory. The loan bears interest at the agent bank’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Contractual Obligations

The following table describes our loan commitment at March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$39,277	$—	$39,277	$—	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2007.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2007.

Foreign Exchange Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

As of March 31, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2008 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
January 1 – 31, 2008	465,189	$13.31	465,189	$27,918,975
February 1 – 29, 2008	239,673	$15.31	239,673	$24,249,159
March 1 – 31, 2008	22,940	$14.24	22,940	$23,922,451
Total	727,802	$14.00	727,802
_______
(1)  The board authorized a stock buyback program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. All of the above purchases were made under the Company’s stock repurchase program.

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

Date: May 12, 2008	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.