Form 10-Q
period 2008-06-30
Houston Wire & Cable CO
filed 2008-08-11
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

At August 1, 2008 there were 17,695,969 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended June 30, 2008

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and short-term investments	$1,143	$—
Accounts receivable, net	63,190	58,202
Inventories, net	72,245	69,299
Deferred income taxes	1,099	1,054
Prepaid expenses	1,209	832
Income taxes receivable	—	2,004
Total current assets	138,886	131,391

Property and equipment, net	3,189	3,234
Goodwill	2,996	2,996
Deferred income taxes	1,674	1,356
Other assets	127	114
Total assets	$146,872	$139,091

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$—	$3,854
Trade accounts payable	15,625	12,297
Accrued and other current liabilities	10,446	17,263
Income taxes payable	205	—
Total current liabilities	26,276	33,414

Long term obligations	50,406	34,507

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,988,952 shares issued: 17,695,969 and 18,577,727 outstanding at June 30, 2008 and December 31, 2007, respectively	21	21
Additional paid-in-capital	55,443	54,131
Retained earnings	68,688	57,846
Treasury stock	(53,962)	(40,828)
Total stockholders' equity	70,190	71,170
Total liabilities and stockholders' equity	$146,872	$139,091

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$97,384	$89,210	$186,825	$170,998
Cost of sales	73,153	65,486	139,927	124,665
Gross profit	24,231	23,724	46,898	46,333

Operating expenses:
Salaries and commissions	6,095	5,499	12,171	11,177
Other operating expenses	5,001	4,300	9,985	9,066
Depreciation and amortization	129	109	256	219
Total operating expenses	11,225	9,908	22,412	20,462
Operating income	13,006	13,816	24,486	25,871
Interest expense	450	186	991	371
Income before income taxes	12,556	13,630	23,495	25,500
Income taxes	4,811	5,209	9,013	9,782
Net income	$7,745	$8,421	$14,482	$15,718

Earnings per share:
Basic	$0.44	$0.40	$0.81	$0.75
Diluted	$0.44	$0.40	$0.80	$0.75
Weighted average common shares outstanding:
Basic	17,760,989	20,960,621	17,955,381	20,914,580
Diluted	17,798,403	21,042,872	17,993,823	21,019,981

Dividends declared per share	$0.085	$—	$0.17	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net income	$14,482	$15,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	219
Amortization of capitalized loan costs	40	32
Amortization of unearned stock compensation	1,058	855
Provision for doubtful accounts	14	(299)
Provision for returns and allowances	27	(156)
Provision for inventory obsolescence	(6)	(54)
Deferred income taxes	(363)	(257)
Changes in operating assets and liabilities:
Accounts receivable	(5,029)	(5,206)
Inventories	(2,940)	(7,819)
Prepaid expenses	(377)	(390)
Other assets	(53)	(29)
Book overdraft	(3,854)	1,294
Trade accounts payable	3,328	2,731
Accrued and other current liabilities	(6,817)	(481)
Income taxes payable/receivable	2,209	(1,128)
Net cash provided by operating activities	1,975	5,030
Investing activities
Expenditures for property and equipment	(211)	(264)
Net cash used in investing activities	(211)	(264)
Financing activities
Borrowings on revolver	192,696	166,628
Payments on revolver	(176,797)	(172,687)
Proceeds from exercise of stock options	54	90
Excess tax benefit for stock options	255	1,203
Payment of dividends	(3,040)	—
Purchase of treasury stock	(13,789)	—
Net cash used in financing activities	(621)	(4,766)
Net change in cash	1,143	—
Cash at beginning of period	—	—
Cash at end of period	$1,143	$—

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

The consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to the allowance for doubtful accounts, reserve for returns and allowances, reserve for inventory obsolescence and the accrual for vendor rebates.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Adoption of New Accounting Policy

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. The Company’s adoption of this standard on January 1, 2008 did not have a material impact on its Consolidated Financial Statements.

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

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares for basic earnings per share	17,761	20,961	17,955	20,915
Effect of dilutive securities	37	82	39	105
Denominator of diluted earnings per share	17,798	21,043	17,994	21,020

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock based awards was 829 and 654 for the three months ended June 30, 2008 and 2007, respectively, and 838 and 481 for the six months ended June 30, 2008 and 2007, respectively.

3. Long Term Obligations

The Company’s current loan and security agreement provides for a $75,000 revolving loan, bears interest at the commercial bank’s base interest rate and matures on May 21, 2010. The balance outstanding at June 30, 2008 is almost entirely due to borrowings in connection with the Company’s stock repurchase program that began in the latter portion of 2007 and has continued in 2008.  The Company is in compliance with the financial covenants governing its indebtedness.

4.  Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before August 30, 2009, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors.  Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors.  During the six months ended June 30, 2008, the Company repurchased 922 shares for a total cost of $13,789.

During each of the first two quarters of 2008, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders.  During the six months ended June 30, 2008, total dividends of $3,040 were paid.

5. Stock Based Compensation

On May 8, 2008, at the Annual Meeting of Stockholders, the Company issued options to purchase 5 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10 shares of the Company’s common stock) and 15 shares of common stock to the newly-elected non-employee director, for an aggregate of 45 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2008, has a contractual life of ten years and vests one year after the date of grant.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company's stock, and the historical volatility of the stock of similar companies and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Index

The following weighted average assumptions were used to calculate the fair value of the Company’s options issued during the six months ended June 30, 2008 and 2007:

	2008	2007
Expected volatility	69%	42%
Expected life in years	5.5 years	5.5 years
Risk-free interest rate	3.81%	4.59%
Dividend yield	2.28%	0%

Total stock-based compensation cost was $538 and $565 for the three months ended June 30, 2008 and 2007, respectively, and $1,058 and $855 for the six months ended June 30, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $207 and $217 for the three months ended June 30, 2008 and 2007, respectively, and $407 and $329 for the six months ended June 30, 2008 and 2007, respectively.

 As of June 30, 2008, there was $6,999 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 43 months.

6. Contingencies

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable, which may have contained asbestos, caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate. In addition, HWC maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies.

Except for the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

7.  Subsequent Event

On August 8, 2008, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on August 29, 2008, to stockholders of record at the close of business on August 15, 2008.

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

Index

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $100,000 per year. A 20% change in our estimate at June 30, 2008 would have resulted in a change in income before income taxes of approximately $26,000.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2008 would have resulted in a change in income before income taxes of approximately $134,000.

Reserve for Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2008 would have resulted in a change in income before income taxes of approximately $399,000.

Accrual for Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the six months ended June 30, 2008 would have resulted in a change in income before income taxes of approximately $870,000.

Index

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2008, our net goodwill balance was $3.0 million, representing 2.0% of our total assets.

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

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percent of net sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	73.4%	74.9%	72.9%
Gross profit	24.9%	26.6%	25.1%	27.1%

Operating expenses:
Salaries and commissions	6.3%	6.2%	6.5%	6.5%
Other operating expenses	5.1%	4.8%	5.3%	5.3%
Depreciation and amortization	0.1%	0.1%	0.1%	0.1%
Total operating expenses:	11.5%	11.1%	12.0%	12.0%

Operating income	13.4%	15.5%	13.1%	15.1%
Interest expense	0.5%	0.2%	0.5%	0.2%

Income before income taxes	12.9%	15.3%	12.6%	14.9%
Income taxes	4.9%	5.8%	4.8%	5.7%

Net income	8.0%	9.4%	7.8%	9.2%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2008 and 2007

Sales
	Three Months Ended
	June 30,
(in millions)	2008	2007	Change
Sales	$97.4	$89.2	$8.2	9.2%

Sales in the second quarter of 2008 increased 9.2% to $97.4 million from $89.2 million in the second quarter of 2007. Internal growth accounted for the entire increase in sales. The Company estimates that the entire sales growth resulted from project activity in the five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation.  Investment and capital expansion continued during the quarter and we benefited from improved penetration into these markets. Our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), was slightly down as we believe this sector is selectively deferring discretionary expenses due to the challenging economic environment.

Index

Gross Profit
	Three Months Ended
	June 30,
(in millions)	2008	2007	Change
Gross profit	$24.2	$23.7	$0.5	2.1%
Gross profit as a percent of sales	24.9%	26.6%	(1.7)%

Gross profit increased 2.1% to $24.2 million in 2008 from $23.7 million in 2007 as it benefited from increased sales volume.  Our gross profit as a percent of sales (gross margin) was 24.9% in 2008 which was 170 basis points lower than 2007.  The reduction in gross margin was primarily attributable to unusually high gross margins in 2007 versus historical trends, reduced supplier incentives from product mix along with increased customer incentives due to increased sales, and additional targeted customer accounts also compressed the gross margin.

Operating Expenses
	Three Months Ended
	June 30,
(in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$6.1	$5.5	$0.6	10.8%
Other operating expenses	5.0	4.3	0.7	16.3%
Depreciation and amortization	0.1	0.1	0.0	18.3%
Total operating expenses	$11.2	$9.9	$1.3	13.3%

Operating expenses as a percent of sales	11.5%	11.1%	0.4%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions is attributable to both commissions and salaries. The higher commissions are due to increased commissions over the comparable period in 2007. The higher salaries are attributable to additional employees, annual pay increases and an increase in stock compensation expense. Salaries and commissions as a percent of sales increased slightly to 6.3% in 2008 from 6.2% in the comparable period in 2007.

Other operating expenses increased primarily due to a credit of $0.3 million for the allowance for doubtful accounts in the second quarter of 2007 which was deemed no longer necessary and a higher level of business activity.

Depreciation and amortization expense was consistent at $0.1 million for both periods.

Operating expenses as a percent of sales increased to 11.5% in 2008 from 11.1% in 2007, primarily due to a credit for the allowance for doubtful accounts recorded in 2007.

Interest Expense

Interest expense increased $0.3 million or 141.9% from $0.2 million in 2007 to $0.5 million in 2008 due primarily to increased debt for stock repurchases in the latter portion of 2007 and in 2008. Average debt was $42.7 million for the quarter ended June 30, 2008 versus $8.2 million for the quarter ended June 30, 2007. The average effective interest rate decreased to 4.0% in the 2008 period, from 8.3% in 2007 due to market interest rate declines.

Income Taxes

Income taxes decreased $0.4 million or 7.6% as our income before income taxes decreased $1.1 million or 7.9%. The effective income tax rate increased slightly from 38.2% in 2007 to 38.3% in 2008.

Net Income

We achieved net income of $7.7 million compared to net income of $8.4 million in 2007, a decrease of 8.0%.

Index

Comparison of the Six Months Ended June 30, 2008 and 2007

Sales
	Six Months Ended
	June 30,
(in millions)	2008	2007	Change
Sales	$186.8	$171.0	$15.8	9.3%

Sales in the first six months of 2008 increased 9.3% to $186.8 million from $171.0 million in the first six months of 2007. Internal growth accounted for the entire increase in sales. The Company estimates that the entire sales growth resulted from project activity in the five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Investment and capital expansion within these initiatives remained healthy and we benefited from continued penetration into these markets. Our core Repair and Replacement sector, was slightly down as this sector is facing a challenging economy which we believe lowered discretionary spending.

Gross Profit
	Six Months Ended
	June 30,
(in millions)	2008	2007	Change
Gross profit	$46.9	$46.3	$0.6	1.2%
Gross profit as a percent of sales	25.1%	27.1%	(2.0)%

Gross profit increased 1.2% to $46.9 million in 2008 from $46.3 million in 2007 as it benefited from increased sales volume.  Our gross profit as a percent of sales (gross margin) was 25.1% in 2008 which was 200 basis points lower than 2007.  The reduction in gross margin was primarily attributable to unusually high gross margins in 2007 versus historical trends, reduced supplier incentives from product mix along with increased customer incentives due to increased sales, and additional targeted customer accounts also compressed the gross margin.

Operating Expenses
	Six Months Ended
	June 30,
(in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$12.2	$11.2	$1.0	8.9%
Other operating expenses	10.0	9.1	0.9	10.1%
Depreciation and amortization	0.3	0.2	0.1	16.9%
Total operating expenses	$22.4	$20.5	$2.0	9.5%

Operating expenses as a percent of sales	12.0%	12.0%	0.0%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions is primarily attributable to higher salaries. The higher salaries are attributable to additional employees, annual pay increases and an increase in stock compensation expense. Salaries and commissions as a percent of sales remained consistent at 6.5% in 2008 and 2007.

Other operating expenses increased primarily due to a credit of $0.3 million for the allowance for doubtful accounts in the second quarter of 2007 which was deemed no longer necessary and a higher level of business activity in 2008.

Depreciation and amortization expense increased slightly to $0.3 million in 2008 from $0.2 million in 2007.

Operating expenses as a percent of sales were consistent at 12.0% for both periods.

Index

Interest Expense

Interest expense increased $0.6 million or 167.1% from $0.4 million in 2007 to $1.0 million in 2008 due primarily to increased debt for stock repurchases in the latter portion of 2007 and in 2008. Average debt was $42.0 million for the period ended June 30, 2008 versus $8.9 million for the period ended June 30, 2007. The average effective interest rate decreased to 4.5% for the period ended June 30, 2008 from 7.8% for the period ended June 30, 2007.

Income Taxes

Income taxes decreased $0.8 million or 7.9% as our income before income taxes decreased $2.0 million or 7.9%.  The effective tax rate was consistent at 38.4% in 2007 and 2008.

Net Income

The Company achieved net income of $14.5 million compared to net income of $15.7 million in 2007, a decrease of 7.9%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results.  To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced and our gross profit could be adversely affected. As we turn our inventory approximately four times a year, the impact of decreasing copper prices would primarily affect the results of the succeeding calendar quarter.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2008, we have funded our capital expenditures through cash from operations. Our working capital amounted to $112.6 million at June 30, 2008 compared to $98.0 million at December 31, 2007.

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	additional stock repurchases;
•	cash flows generated from operating activities;
•	payment of dividends;
•	capital expenditures; and
•	acquisitions.

Comparison of the Six Months Ended June 30, 2008 and 2007

Our net cash provided by operating activities for the six months ended June 30, 2008 was $2.0 million compared to $5.0 million in the prior year period. Our net income was $14.5 million compared to $15.7 million in 2007. Accrued and other liabilities decreased $6.8 million due to lower customer prepayments on orders, lower accrued wire purchases and the absence of an accrual for Treasury Stock purchases at June 30, 2008. Accounts receivable increased $5.0 million due to increased sales. The book overdraft decreased $3.9 million, to a zero balance because of the timing of collected funds in the lockbox awaiting transfer to our lender which was higher than the outstanding checks at June 30, 2008. This also created a momentary positive cash balance at June 30, 2008 which was used to pay down debt in the first week of July. Inventory levels increased $2.9 million due to an increase in cable management inventory, partially offset by a decrease in regular stock inventory. Our cable management program involves purchasing and storing dedicated inventory, so our customers have immediate availability for the duration of their projects. The income tax receivable of $2.0 million at December 31, 2007 was due to an overpayment of taxes. There was an income tax liability of $0.2 million at June 30, 2008.

Net cash used in investing activities was $0.2 million in 2008 compared to $0.3 million in 2007 as requirements for additional capital resources remained low.

Index

Net cash used in financing activities was $0.6 million in 2008 compared to $4.8 million in 2007. Treasury stock purchases of $13.8 million and dividend payments of $3.0 million offset by net borrowings of $15.9 million, were the main components of cash used in financing activities.

Indebtedness

Our principal source of liquidity at June 30, 2008 was working capital of $112.6 million compared to $98.0 million at December 31, 2007. We also had available borrowing capacity of approximately $24.6 million at June 30, 2008 and $40.5 million at December 31, 2007 under our $75 million loan and security agreement with a commercial bank (“lender”).

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue the stock repurchase program, continue to fund our dividend payments and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with a lender that provides for a revolving loan through May 21, 2010. On September 28, 2007, we increased the facility to $75.0 million to fund the stock repurchase program and fund business growth.  The agreement allows for the payment of dividends, not to exceed $10 million in the aggregate in any twelve month period; and, effective January 29, 2008, the repurchase of stock, prior to December 31, 2009, in the aggregate amount of not more than $75 million.  The lender has a security interest in all of our assets, including accounts receivable and inventory. The loan bears interest at the lender’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.0% to 1.5%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Contractual Obligations

The following table describes our loan commitment at June 30, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$50,406	$—	$50,406	$—	$—

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

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2007.

Foreign Exchange Risk

There have been no material changes from what we reported in the Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

As of June 30, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2008 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
April 1 – 30, 2008	77,752	$16.48	77,752	$22,640,998
May 1 – 31, 2008	75,000	$19.68	75,000	$21,164,998
June 1 – 30, 2008	41,400	$20.37	41,400	$20,321,551
Total	194,152	$18.55	194,152
_______
(1)  The board authorized a stock buyback program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. All of the above purchases were made under the Company’s stock repurchase program.

Item 3 - Not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 8, 2008 for the purposes of (i) electing 7 directors to hold office until the next annual meeting of stockholders and (ii) ratifying the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees.

All of management's nominees for director as named in the proxy statement were elected by the votes set forth in the table below.  Each nominee received no fewer than 16,492,426 votes, which amounted to 98.7% of the shares voted.  There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD

Peter M. Gotsch	16,492,426	209,892
I. Stewart Farwell	16,664,135	38,183
William H. Sheffield	16,662,335	39,983
Scott L. Thompson	16,664,035	38,283
Wilson B. Sexton	16,662,885	39,433
Charles A. Sorrentino	16,662,585	39,733
Michael T. Campbell	16,664,335	37,983

Stockholders approved the ratification of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2008.  16,434,987 votes were cast “FOR”, 183,133 votes were cast “AGAINST”, and 84,197 shares abstained from voting on this matter.

Item 5 - Not applicable and has been omitted.

Index

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

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008	HOUSTON WIRE & CABLE COMPANY

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