Form 10-Q
period 2008-09-30
Houston Wire & Cable CO
filed 2008-11-10
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

At November 1, 2008 there were 17,642,552 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2008

INDEX

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and short-term investments	$—	$—
Accounts receivable, net	66,633	58,202
Inventories, net	71,053	69,299
Deferred income taxes	1,121	1,054
Prepaid expenses	971	832
Income taxes receivable	711	2,004
Total current assets	140,489	131,391

Property and equipment, net	3,227	3,234
Goodwill	2,996	2,996
Deferred income taxes	1,834	1,356
Other assets	107	114
Total assets	$148,653	$139,091

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$4,106	$3,854
Trade accounts payable	16,438	12,297
Accrued and other current liabilities	13,059	17,263
Total current liabilities	33,603	33,414

Long term obligations	40,200	34,507

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,988,952 shares issued: 17,642,552 and
18,577,727 outstanding at September 30, 2008 and December 31, 2007, respectively	21	21
Additional paid-in-capital	55,337	54,131
Retained earnings	74,359	57,846
Treasury stock	(54,867)	(40,828)
Total stockholders' equity	74,850	71,170
Total liabilities and stockholders' equity	$148,653	$139,091

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$98,854	$98,922	$285,679	$269,920
Cost of sales	76,214	74,116	216,141	198,781
Gross profit	22,640	24,806	69,538	71,139

Operating expenses:
Salaries and commissions	6,159	6,298	18,330	17,475
Other operating expenses	5,302	4,818	15,287	13,884
Depreciation and amortization	136	112	392	331
Total operating expenses	11,597	11,228	34,009	31,690
Operating income	11,043	13,578	35,529	39,449
Interest expense	472	290	1,463	661
Income before income taxes	10,571	13,288	34,066	38,788
Income taxes	3,996	4,994	13,009	14,776
Net income	$6,575	$8,294	$21,057	$24,012

Earnings per share:
Basic	$0.37	$0.41	$1.17	$1.16
Diluted	$0.37	$0.41	$1.17	$1.15
Weighted average common shares outstanding:
Basic	17,676,468	20,395,199	17,943,130	20,739,550
Diluted	17,704,818	20,452,695	17,978,208	20,828,983

Dividends declared per share	$0.085	$0.075	$0.255	$0.075

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities
Net income	$21,057	$24,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392	331
Amortization of capitalized loan costs	60	48
Employee stock-based compensation expense	1,570	1,352
Provision for doubtful accounts	114	(299)
Provision for returns and allowances	33	(151)
Provision for inventory obsolescence	(43)	(79)
Deferred income taxes	(545)	(396)
Changes in operating assets and liabilities:
Accounts receivable	(8,578)	(15,638)
Inventories	(1,711)	(3,902)
Prepaid expenses	(139)	(569)
Other assets	(53)	(48)
Book overdraft	252	1,117
Trade accounts payable	4,141	4,651
Accrued and other current liabilities	(3,484)	1,941
Income taxes payable/receivable	1,293	(613)
Net cash provided by operating activities	14,359	11,757
Investing activities
Expenditures for property and equipment	(384)	(388)
Net cash used in investing activities	(384)	(388)
Financing activities
Borrowings on revolver	289,165	287,453
Payments on revolver	(283,472)	(270,917)
Proceeds from exercise of stock options	57	91
Excess tax benefit for stock options	264	1,216
Payment of dividends	(4,544)	(1,554)
Purchase of treasury stock	(15,445)	(27,658)
Net cash used in financing activities	(13,975)	(11,369)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115   (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of this standard on January 1, 2008 did not have a material impact on its Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares for basic earnings per share	17,676	20,395	17,943	20,740
Effect of dilutive securities	29	58	35	89
Denominator of diluted earnings per share	17,705	20,453	17,978	20,829

Index

The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was 834 and 660 for the three months ended September 30, 2008 and 2007, respectively, and 837 and 541 for the nine months ended September 30, 2008 and 2007, respectively.

3.   Long Term Obligations

The Company’s current loan and security agreement provides for a $75,000 revolving loan, bears interest at the lender’s base interest rate and matures on May 21, 2010. The balance outstanding of $40,200 at September 30, 2008 is almost entirely due to borrowings in connection with the Company’s stock repurchase program that began in the latter portion of 2007 and has continued in 2008.  The Company is in compliance with the financial covenants governing its indebtedness.

4.  Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before August 30, 2009, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors.  Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors. Total shares repurchased were 977 and 1,498 at a cost of $14,725 and $27,942 during the nine months ended September 30, 2008 and 2007, respectively.  Accrued share purchases totaled $283, $270, and $0 at September 30, 2007, December 31, 2007 and September 30, 2008, respectively.  The statement of cash flows for the nine months ended September 30, 2007 has been adjusted to exclude accrued share purchases at September 30, 2007 funded during the fourth quarter of 2007.  Since inception, total shares repurchased are 3,392 at a total cost of $55,615.

During each of the first three quarters of 2008, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders.  Total dividends paid were $4,544 and $1,554 during the nine months ended September 30, 2008 and 2007, respectively.

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

On January 9, 2008, the Company granted to the Company’s chief executive officer options to purchase 65 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 9, 2008. These options have a contractual life of ten years and vest 50% on March 9, 2011 and the remaining 50% on March 9, 2012, provided that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

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

Index

The following weighted average assumptions were used to calculate the fair value of the Company’s options issued during the nine months ended September 30, 2008 and 2007:

	2008	2007
Expected volatility	69%	42%
Expected life in years	5.5 years	5.5 years
Risk-free interest rate	3.81%	4.59%
Dividend yield	2.28%	0%

Total stock-based compensation cost was $513 and $497 for the three months ended September 30, 2008 and 2007, respectively, and $1,570 and $1,352 for the nine months ended September 30, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $197 and $191 for the three months ended September 30, 2008 and 2007, respectively, and $604 and $521 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $6,296 of total unrecognized stock-based compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 40 months.

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

7.  Subsequent Event

On November 7, 2008, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on November 28, 2008, to stockholders of record at the close of business on November 15, 2008.

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

Index

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

In addition to our product offerings, we provide comprehensive value-added services including: standard same day shipment from our extensive inventory and distribution network; application engineering support through our knowledgeable sales and technical support staff; custom cutting of wire and cable to exact specifications; cable management programs that provide job-specific asset management and just-in-time delivery; job-site delivery and logistics support; 24/7/365 customer service provided by our own employees; and customized internet-based ordering capabilities.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $112,000 per year. A 20% change in our estimate at September 30, 2008 would have resulted in a change in income before income taxes of approximately $33,000.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2008 would have resulted in a change in income before income taxes of approximately $135,000.

Reserve for Inventory Obsolescence

We continually monitor our inventory levels at each of our distribution locations. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2008 would have resulted in a change in income before income taxes of approximately $351,000.

Index

Accrual for Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our purchases to date and our estimate of purchases to be made for the remainder of the year relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual purchase levels. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2008 would have resulted in a change in income before income taxes of approximately $1,195,000.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2008, our net goodwill balance was $3.0 million, representing 2.0% of our total assets.

Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2008, we performed our annual goodwill impairment tests for goodwill and other indefinite-lived intangible assets, and, as a result of this test, we believe the goodwill on our balance sheet is not impaired.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1%	74.9%	75.7%	73.6%
Gross profit	22.9%	25.1%	24.3%	26.4%

Operating expenses:
Salaries and commissions	6.2%	6.4%	6.4%	6.5%
Other operating expenses	5.4%	4.9%	5.4%	5.1%
Depreciation and amortization	0.1%	0.1%	0.1%	0.1%
Total operating expenses:	11.7%	11.4%	11.9%	11.7%

Operating income	11.2%	13.7%	12.4%	14.6%
Interest expense	0.5%	0.3%	0.5%	0.2%

Income before income taxes	10.7%	13.4%	11.9%	14.4%
Income taxes	4.0%	5.0%	4.6%	5.5%

Net income	6.7%	8.4%	7.4%	8.9%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Index

Comparison of the Three Months Ended September 30, 2008 and 2007

Sales
	Three Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Sales	$98.9	$98.9	$0.0	(0.1)%

Sales in the third quarter of 2008 remained flat at $98.9 million when compared to the third quarter of 2007 in spite of very difficult conditions due to a slowing economy and market liquidity pressures resulting from the credit crisis.   Although the Company's five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation are not directly tied to markets or customers most severely affected by these conditions, we did experience increased competitive pressures that tempered sales opportunities and revenues.

During September, we experienced significant business interruptions in the Louisiana and Texas Gulf Coast region due to Hurricanes Gustav and Ike.  Although our business continuity plans worked as intended, our customer base in the expanded geography of the strike zones was severely affected and electrical power was disrupted or absent for approximately two weeks after each storm.  Order flow rates from many of our customers in the hurricane affected areas were down significantly during these post-storm periods.

Sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations ("MRO"), were down slightly as we believe this sector continued to be negatively affected by broad market conditions that influence select discretionary expense deferral and business disruptions resulting from the aforementioned hurricanes.  Project business was slightly positive on a quarter over quarter basis and the Company continued to benefit from further penetration and success in the growth initiative markets.

Gross Profit
	Three Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Gross profit	$22.6	$24.8	$(2.2)	(8.7)%
Gross profit as a percent of sales	22.9%	25.1%	(2.2)%

Gross profit decreased 8.7% to $22.6 million in 2008 from $24.8 million in 2007. Our gross profit as a percentage of sales (gross margin) decreased to 22.9% in 2008, which was 220 basis points lower than 2007. The reduction in gross margin was primarily attributable to competitive pricing pressures resulting from the current market environment, commodity price deflation, and reduced supplier incentives.

Operating Expenses
	Three Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$6.2	$6.3	$(0.1)	(2.2)%
Other operating expenses	5.3	4.8	0.5	10.0%
Depreciation and amortization	0.1	0.1	0.0	21.4%
Total operating expenses	$11.6	$11.2	$0.4	3.3%

Operating expenses as a percent of sales	11.7%	11.4%	0.3%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased slightly to $6.2 million in 2008 from $6.3 million in 2007. Commissions decreased due to lower gross margin and changes to commission programs from the prior year and were partially offset by higher salaries which were attributable to additional employees, annual pay increases and an increase in stock compensation expense. Salaries and commissions as a percentage of sales were also down slightly to 6.2% in 2008 from 6.4% in 2007.

Other operating expenses increased primarily due to higher employee insurance costs, costs associated with additional sales personnel and bad debt expense. These expenses were partially offset by lower professional fees.

Index

Depreciation and amortization expense was consistent at $0.1 million for both periods.

Operating expenses as a percent of sales increased slightly to 11.7% in 2008 from 11.4% in 2007.

Interest Expense

Interest expense increased $0.2 million or 62.8% from $0.3 million in 2007 to $0.5 million in 2008 due primarily to increased debt for stock repurchases in the latter portion of 2007 and during 2008. Average debt was $46.9 million for the quarter ended September 30, 2008 versus $14.3 million for the quarter ended September 30, 2007. The average effective interest rate decreased to 3.9% in the 2008 period, from 7.9% in 2007 due to market interest rate declines.

Income Taxes

Income taxes decreased $1.0 million or 20.0% as our income before income taxes decreased $2.7 million or 20.4%. The effective income tax rate increased slightly from 37.6% in 2007 to 37.8% in 2008.

Net Income

Based on the factors discussed above, we achieved net income of $6.6 million in 2008 compared to net income of $8.3 million in 2007, a decrease of 20.7%.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Sales
	Nine Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Sales	$285.7	$269.9	$15.8	5.8%

Sales in the first nine months of 2008 increased 5.8% to $285.7 million from $269.9 million in the first nine months of 2007.  Internal growth accounted for the entire increase in sales.  The company estimates that the entire sales growth resulted from project activity in the five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation.  Investment and capital expansion within these initiatives remained healthy as project business was up slightly as we benefited from continued penetration into these markets.  Our core Repair and Replacement sector was down slightly as this sector continued to face a slowing economy, market liquidity pressures resulting from the credit crisis, and significant business interruptions in large industrial markets during the month of September as a result of Hurricanes Gustav and Ike.

Gross Profit
	Nine Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Gross profit	$69.5	$71.1	$(1.6)	(2.3)%
Gross profit as a percent of sales	24.3%	26.4%	(2.1)%

Gross profit decreased 2.3% to $69.5 million in 2008 from $71.1 million in 2007 as a compression in gross margin more than offset the increase in sales. Our gross margin was 24.3% in 2008 which was 210 basis points lower than 2007. The compressed gross margin was primarily attributable to competitive pricing pressures in the current market environment, reduced supplier incentives, increased customer incentives due to increased sales and an additional number of targeted customers eligible for the incentives.

Index

Operating Expenses
	Nine Months Ended
	September 30,
(Dollars in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$18.3	$17.5	$0.9	4.9%
Other operating expenses	15.3	13.9	1.4	10.1%
Depreciation and amortization	0.4	0.3	0.1	18.4%
Total operating expenses	$34.0	$31.7	$2.3	7.3%

Operating expenses as a percent of sales	11.9%	11.7%	0.2%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions is due to higher salaries. The higher salaries are attributable to additional employees, annual pay increases and an increase in stock compensation expense.

Other operating expenses increased due to bad debt expense in 2008 versus a credit in 2007, increased sales activities, warehouse supplies and facility costs. These increases were partially offset by lower professional fees and reduced stock compensation expense for our Board of Directors.

Depreciation and amortization increased slightly to $0.4 million in 2008 from $0.3 million in 2007.

Operating expenses as a percent of sales increased slightly to 11.9% in 2008 compared to 11.7% in 2007.

Interest Expense

Interest expense increased $0.8 million or 121.3% from $0.7 million in 2007 to $1.5 million in 2008 due primarily to increased debt for stock repurchases in the latter portion of 2007 and in 2008.  Average debt was $43.6 million for the period ended September 30, 2008 versus $10.7 million for the period ended September 30, 2007. The average effective interest rate decreased to 4.3% for the period ended September 30, 2008 from 7.9% for the period ended September 30, 2007 due to market rate declines.

Income Taxes

Income taxes decreased $1.8 million or 12.0% as our income before taxes decreased $4.7 million or 12.2%. The effective income tax rate increased slightly from 38.1% in 2007 to 38.2% in 2008.

Net Income

Based on the factors discussed above, we achieved net income of $21.1 million in 2008 compared to $24.0 million in 2007, a decrease of 12.3%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results.  To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced and our gross profit could be adversely affected. As we turn our inventory approximately four times a year, the impact of decreasing commodity prices would primarily affect the results of the succeeding calendar quarter.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2008, we have funded our capital expenditures through cash from operations. Our working capital amounted to $106.9 million at September 30, 2008 compared to $98.0 million at December 31, 2007.

Index

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

Comparison of the Nine Months Ended September 30, 2008 and 2007

Our cash provided by operating activities for the nine months ended September 30, 2008, was $14.4 million compared to $11.8 million in the prior year period. Our net income was $21.1 million in 2008 compared to $24.0 million in 2007. Accounts receivable increased $8.6 million due to increased sales. Accrued and other liabilities decreased due to lower customer prepayments on orders and lower accrued wire purchases. Accounts payable increased due to increased inventory and a higher number of invoices matched to the inventory receivers which increased accounts payable and reduced accrued wire purchases. Inventory levels increased due to an increase in cable management inventory, partially offset by a decrease in regular stock inventory. There is an income tax receivable of $0.7 million at September 30, 2008.

Net cash used in investing activities was $0.4 million in 2008 and 2007 as requirements for additional capital resources remained low.

Net cash used in financing activities was $14.0 million in 2008 compared to $11.4 million in 2007. Treasury stock purchases of $15.4 million and dividend payments of $4.5 million partially offset by net borrowings of $5.7 million, were the main components of cash used in financing activities.

Indebtedness

Our principal source of liquidity at September 30, 2008 was working capital of $106.9 million compared to $98.0 million at December 31, 2007. We also had available borrowing capacity of approximately $34.8 million at September 30, 2008 and $40.5 million at December 31, 2007 under our $75 million loan and security agreement.

We believe that we have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue the stock repurchase program, continue to fund our dividend payments and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, depending upon market conditions, we may issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan and security agreement with a lender that provides for a revolving loan through May 21, 2010. On September 28, 2007, we increased the facility to $75.0 million to fund the stock repurchase program and fund business growth.  The agreement allows for the payment of dividends, not to exceed $10.0 million in the aggregate in any twelve month period; and, effective January 29, 2008, the repurchase of stock, prior to December 31, 2009, in the aggregate amount of not more than $75 million.  The lender has a security interest in all of our assets, including accounts receivable and inventory. The loan bears interest at the lender’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.0% to 1.5%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Index

Contractual Obligations

The following table describes our loan commitment at September 30, 2008:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Term loans and loans payable	$40,200	$—	$40,200	$—	$—

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

Item 4. Controls and Procedures

As of September 30, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2007.

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2008 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2008	—	$—	—	$20,321,551
August 1 – 31, 2008	35,300	$17.09	35,300	$19,718,103
September 1 – 30, 2008	20,000	$16.64	20,000	$19,385,303
Total	55,300	$16.93	55,300
_______
(1)  The board authorized a stock buyback program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. All of the above purchases were made under the Company’s stock repurchase program.

Item 3 – 5 are not applicable and has been omitted.

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

Date: November 10, 2008	HOUSTON WIRE & CABLE COMPANY

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