Form 10-K
period 2008-12-31
Houston Wire & Cable CO
filed 2009-03-16
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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
YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐   NO ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2008 was $321,157,344.

At March 1, 2009, there were 17,642,552 outstanding shares of the registrant’s common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

HOUSTON WIRE & CABLE COMPANY
Form 10-K
For the Fiscal Year Ended December 31, 2008

Index

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. During 2008, we served approximately 3,200 customers, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. During 2008, we distributed approximately 22,000 SKUs (stock-keeping units) to over 8,600 customer locations nationwide from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and electrical distributors and their customers. Offering the breadth and depth of specialty wire and cable that we do, requires significant warehousing resources and a large number of SKUs. An electrical distributor, however, typically sells a wide variety of electrical products ranging from lighting to MRO supplies, and only a small percentage of these items represent specialty wire and cable. In addition, given their bulk and weight, specialty wire and cable require a disproportionately high percentage of warehouse space and materials handling capabilities compared to the sales volume they generate for an electrical distributor. Instead of dedicating larger amounts of warehouse space to inventory and making the investments in employee training, same day shipment capabilities for specialty wire and cable, end-user support, and information technology needed to maintain industry leading levels of service, our distributor customers rely on us to supply much of their specialty wire and cable. At the other end of the supply chain, while manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complementary custom cutting and same day shipment, and do not have multiple distribution centers across the nation. As a result, we believe that we serve an important role in the supply chain for specialty wire and cable and that it would be undesirable for manufacturers or electrical distributors to compete with us, given our nationwide product and service capabilities.

Our Cable Management Program addresses our customers’ growing demand for more sophisticated and efficient processes for large quantities of product procurement, in order to meet budgets and reduce expenses. This program entails purchasing and storing dedicated inventory, so our customers have immediate product availability for the duration of their projects. Some advantages of this program are extra pre-allocated safety stock, firm pricing, zero cable surplus and just in time delivery. Used on large construction and capital expansion projects, our cable management program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to finish complex projects on time and within budget.

History

We were founded in 1975 and have a long history of reliable customer service, broad product selection and strong product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation. In 1997, we were purchased by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. During our 33 year history, we have successfully expanded our business from one original location in Houston, Texas to eleven strategic locations nationwide, which includes two third-party logistic providers.

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

Index

U.S. Industry Overview

We operate within the U.S. electrical distribution market, which Electrical Wholesaling magazine estimates had industry-wide sales of $90.0 billion in 2008. Within the electrical distribution industry, our business focuses on specialty wire and cable. According to the U.S. Census Bureau, the total value of manufacturers' shipments of specialty wire and cable totaled approximately $9.3 billion in 2007. The products we sell are often highly engineered and require sophisticated knowledge to insure proper application. Examples of primary end-markets for specialty wire and cable include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

The sales channel for specialty wire and cable depends on a number of factors, including order type, product selection, service level expectations, inventory management and delivery requirements. The greater the need for customization and high service levels, the more likely the transaction will involve a specialty wire and cable distributor such as us.

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

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. While we do not distribute the power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to support the distribution of specialty wire and cable required for the construction of new power plants and upgrading of existing power plants. For example, large coal-fired utility plants across the U.S. may be retrofitted with flue gas desulphurization systems (commonly referred to as scrubbers) to comply with pollution-control initiatives. This type of project requires the specialty instrumentation, power and control products that we distribute.

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy, comprised of a diverse base of manufacturing and production companies. According to Industrial Information Resource’s 2009 Global Industrial Outlook, the 2009 projected total industrial spending within the United States is expected to be $203 billion. We help our electrical distributor customers provide specialty wire and cable to industrial companies with large, complex plant maintenance, repair and operations requirements and for new capital projects. We offer specialty wire and cable that is specifically designed for a variety of industrial applications. For example, in petroleum refining and other harsh-environment operations, we distribute specialty cables specifically designed to endure exposure to caustic materials or extreme temperatures.

Infrastructure Market.    We believe that significant infrastructure improvements and additions to support population density and growth will be needed over the next several years. Investment in the wastewater segment is expected to remain active and according to the American Society of Civil Engineers, the Environmental Protection Agency is estimating that the United States must invest $390 billion over the next 20 years to update systems and meet increasing demand. Also, the United States Federal government has underlined the need for significant infrastructure improvements and the recently enacted $787 billion American Recovery and Reinvestment Act allocates substantial funding for these projects. We believe we will benefit from these investments given that the specialty wire and cable we distribute is used in the construction of wastewater treatment facilities and throughout other major infrastructure projects. We are assisting our customers to further penetrate the engineering and construction market by working with application engineers to drive specialty wire and cable specifications in these large construction projects.

Index

LifeGuard™ Opportunity

We believe that demand for low-smoke, zero-halogen products is in its infancy in the U.S. and represents a significant opportunity across our targeted markets. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. We are leading the development of the market for low-smoke, zero-halogen cable in the U.S. When traditional cable burns, the acid gases produced are particularly destructive to electrical and electronic equipment, which represents a significant investment for many businesses. In contrast, low-smoke, zero-halogen compounds provide significant flame resistance, minimal smoke production and substantially reduced toxicity and corrosiveness when burned, as compared to traditional wire and cable. We sell our LifeGuard™ products across most of our end-user markets.

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

Index

Our Private Branded Products.    We also sell our own private branded products, LifeGuard™, DataGuard® and Houwire®, across many of the product categories identified above.

•
LifeGuard™. LifeGuard™ cable is a low-smoke, zero-halogen cable constructed with highly engineered polymers. LifeGuard's™ properties exceed those of standard cable construction, and has excellent electrical and mechanical characteristics. The jacket on LifeGuard™ cable is highly flame-retardant, produces very small amounts of smoke when burned and contains no halogens. LifeGuard™ is used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. LifeGuard™ cable is ideal for applications where a high degree of safety and equipment protection is required. Our LifeGuard™ cable has been accepted for use by several hundred end-users, including leading engineering and construction firms. We are currently marketing LifeGuard™ to the utility industry for use in power generation and environmental control applications; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities, such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

•
DataGuard®. We introduced our DataGuard® product line in 2006 to service the data and communications wire and cable market. These expansive and performance driven markets require cables with exacting electrical characteristics. Our DataGuard® products are premium quality, highly engineered cables specifically designed to meet these demanding requirements and are used in a broad range of audio, control, instrumentation and computer applications.

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

•
Standard Same Day Shipment from Our Extensive Inventory. Through our nine distribution centers and two third-party logistics providers, it is our standard practice to ship product the day it is ordered, and we generally have it delivered by ground the next business day.

•
24-Hours, 7-Days-a-Week, 365-Days-a-Year Service Anywhere in the United States. Our sales offices and distribution centers provide customers with around-the-clock customer support and can deliver customized orders on short notice from any of our locations.

Index

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

•
Cable Management Program. Our cable management program is an inventory management system that pre-allocates specialty wire and cable for a customer's specific project and includes a custom program designed to manage all of the wire and cable requirements for the project. The major benefits of our cable management program include guaranteed availability of materials, plus safety stock; immediate shipment of material upon field release; firm pricing and a dedicated project manager. As part of the program, wire and cable stock is reserved in our distribution centers and identified with a unique part number to ensure it is available for sale when requested by the customer. In addition, customers can review a project's inventory 24 hours a day via a secure internet site and can obtain details on items such as individual circuit cut history, shipment and order tracking information. Our cable management program allows customers to better manage their large projects and helps to eliminate job site theft, expenses associated with delayed shipments of materials and surplus materials.

•
Cable Selection System. As an added feature of our Cable Management Program, we offer customers our cable selection system. This is an internet-accessible order release site through our website, that allows customers to self-manage their cable requirements and initiate cable releases such that the releases arrive just-in-time at the job site. With our cable selection system, the customer can request the exact circuit lengths to which cable is cut, project inventory status is available for review at any time, and the project engineer or field manager can submit changes to their orders from the field.

Customers

During 2008, we served approximately 3,200 customers, including virtually all of the top 200 U.S. electrical distributors, representing over 8,600 customer locations nationwide.

Our customers' primary end-markets include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. While downturns or cyclicality in the markets our distributor customers serve could affect our business, we believe that the market and geographic diversity of our end-users helps to mitigate risks associated with regional or sector-specific cycles. No customer represented 10% or more of our 2008 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases with four leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2008 approximately 62% of our annual purchases came from four suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products.

Our top five suppliers in 2008 were Aetna Insulated Wire Company, Belden CDT, General Cable Corp., Nexans Energy USA, Inc (Nexans) and Southwire Company. Products we purchased from Belden CDT, Nexans and Southwire Company each generated more than 10% of our sales in 2008.

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

Index

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

Sales Organization

In order to meet our growth initiatives and manage the corresponding increased contact with customers, we invested heavily in sales resources (including significantly increasing the size of our field sales force from 2003 to 2008).

We have expanded our sales channels to support our electrical distributor customers as "channel partners" to penetrate our targeted markets, including the utility, industrial and infrastructure markets. In cooperation with these distributors, we are implementing a pull-through sales strategy to increase demand for our products and services among selected end-users.

As of December 31, 2008, our sales and marketing staff consisted of approximately 175 employees, including 52 field sales personnel and 97 inside sales and technical support personnel. We market our specialty wire and cable through an inside sales force located throughout our regional offices and a field sales force located in key geographic markets throughout the U.S. By operating under a decentralized process, regional managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

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

Our inside sales force's primary objective is to maintain, service and develop existing accounts. Our inside sales personnel assist customers and end-users with selecting the appropriate wire and cable products based on intended use, cost and performance specifications. With our national presence, the inside sales force also has the ability to designate the distribution center that will process a customer's order, which helps to reduce freight charges and transportation time. In addition to assisting customers with proper product selection, our inside sales personnel facilitate the designation of our products in project specifications, increasing the utilization of our products. Part of our inside sales force consists of our National Service Center (“NSC”), an outbound call center located in Houston, Texas, that is focused on developing smaller or less active accounts. The NSC cultivates our customers using a cost effective and consistently applied sales and marketing process.

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

Index

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

We employ database mining techniques to identify new business development opportunities and customers. We utilize our own data as well as third-party provided data. Our database contains over 23,000 contacts from over 8,600 accounts at electrical distributors nationwide. In addition, we have approximately another 20,900 contacts of engineering and procurement professionals. We believe we possess one of the largest databases of contact information for electrical distributors in the U.S.

We are members of various national marketing groups that represent hundreds of electrical distributors across the U.S. As a supplier member of these groups, we are recognized as a preferred supplier to these customers. We believe that our relationships with these groups are strong. We also maintain direct relationships with all of our customers who are distributor members of these groups.

Operations & Facilities

Purchasing

To maximize purchasing efficiencies, we utilize a centralized purchasing function located at our corporate headquarters in Houston, Texas, which manages each distribution center’s unique product profile and inventory levels. The purchasing department is led by the Vice President of Sales and Marketing, who oversees a Director of Purchasing, senior buyers who are responsible for purchasing specific product groups, length allocation specialists, who are responsible for efficient reel selection, and a logistics and product analyst, who is responsible for inventory optimization initiatives. Additionally, the corporate market managers and sales personnel provide feedback on product lines to the Vice President of Sales and Marketing and the Director of Purchasing. Our ability to consolidate demand and purchase large quantities of wire and cable provides substantial manufacturing scale for our suppliers and results in competitive prices including attractive rebate programs.

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

Logistics

Our logistics process is highly automated through an ERP system that integrates our operating functions. We also utilize a radio frequency bar-coded inventory system in our distribution centers. This bar-coding system has facilitated our length allocation process, which audits all customers' orders prior to their release into the distribution centers and subsequently directs personnel to particular reels for cut-to-length orders. This process reduces wire and cable remnants, ensures accuracy and maintains our real-time inventory system for sales personnel.

Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

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

Our automated bar-coded inventory system allows us to track and manage our inventory on a real-time basis. With approximately 45,000 reels across eleven distribution centers, our information technology systems allows complete traceability of our products through the entire supply chain from our suppliers to delivery to our customers and provides the total history of activity on each reel. We also developed a proprietary cable management system that allows our customers to review online the wire and cable products designated for specific projects, release orders for shipment and review previous shipments.

Index

In 2004, we augmented our ERP system with the implementation of a CRM platform for customer relationship and sales force management, which allows for advanced customer management in a secure environment.

We have an experienced and dedicated information technology department, including on-site programmers and other network professionals.

Employees

As of December 31, 2008, we had 317 employees, of which approximately 81% were sales or warehouse personnel.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Competition

Like the general U.S. electrical distribution market, the specialty wire and cable market is highly competitive and fragmented, with over 200 specialty wire and cable distributors serving this market. The product offerings and levels of service provided by the other specialty wire and cable distributors with whom we compete vary widely. We primarily compete with other specialty wire and cable distributors on a regional and local basis. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other specialty wire and cable distributors, we also face, on a much more limited basis, competition with the hundreds of electrical distributors and manufacturers that sell products directly or through multiple distribution channels to end-users or other resellers. In the markets that we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Website Access

We maintain an internet website at www.houwire.com. We make available, free of charge under the “Investor Relations” heading on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.

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

Index

ITEM 1A.  RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluation our business, because such factors may have a significant impact on our business, operating results, cash flows and financial condition. As a result of the risks set forth below and elsewhere in this annual report, actual results could differ materially from those projected in any forward-looking statements.

Downturns in capital spending and cyclicality in certain of the markets we serve could have a material adverse effect on our financial condition and results of operations.

The majority of our products are used in the construction, maintenance and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries. Until the U.S. economy begins to recover from the current downturn, the demand for our products and services will remain weak, which could have a material adverse effect on our financial condition and results in operations.

We have risks associated with constrained credit.

The current turmoil in global financial markets has not impaired our access to our credit facility to finance our operations. However, poor credit market conditions may adversely impact the availability of construction and other project financing, upon which many of our customers depend, resulting in project cancellations or delays. Our utility and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenues and reduced gross margins for us and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by current credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged. We continue to carefully monitor both our customers and suppliers for signs of deterioration in their financial condition.

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

Our operating results are affected by fluctuations in commodity prices.

Copper and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our wire and cable, which could adversely affect the demand for our products. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected.

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

In 2008, our ten largest customers accounted for approximately 45% of our sales. If we were to lose one or more of our large electrical distributor customers, or if one or more of our large electrical distributor customers were to significantly reduce the amount of specialty wire and cable they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key electrical distributor customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the electrical distributor members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

Index

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

We currently source products from approximately 160 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and supplier incentives. As a result, in 2008 approximately 62% of our annual purchases came from four suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distributors, or decided to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, specialty wire and cable suppliers often allocate products among distributors, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of Charles Sorrentino, our President and Chief Executive Officer, Nicol Graham, our Chief Financial Officer, and James Pokluda, our Vice President of Sales and Marketing. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

Our private branded products might not gain market acceptance.

An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have only been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further, demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long delay. If we cannot sustain the growth in demand for our LifeGuard™ products, if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

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

We operate in a highly competitive industry. We compete directly with national, regional and local providers of specialty wire and cable. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current electrical distributor customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing electrical distributor customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from the economic downturn and the industry trend toward consolidation could adversely affect our growth and profit margins.

Index

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

The following table sets forth information about our facilities and our distribution centers as of December 31, 2008.

Location	Total Space	Distribution Center	Owned/Leased
	(Sq Ft)	(Sq Ft)
Houston, TX	166,720	136,720	Owned
Chicago, IL	86,705	81,635	Leased
Charlotte, NC	76,159	68,892	Leased
Philadelphia, PA	60,000	54,500	Leased
Los Angeles, CA	52,901	47,036	Leased
Atlanta, GA	50,733	47,483	Leased
Tampa, FL	49,776	45,374	Leased
Seattle, WA	30,363	28,275	Leased
Baton Rouge, LA	22,200	19,700	Leased

Total	595,557	529,615

Index

We own our Houston, Texas facility, which serves as the national distribution center as well as our corporate headquarters. Constructed in 1995 on 11.5 acres, the facility houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology, as well as our Houston sales force and the National Service Center. Our Houston headquarters is pledged as collateral to our lenders. We believe that our properties are in good operating condition and adequately serve our current business operations.

As a test of potential new markets and to augment our distribution network, we contract with two third party logistics firms. The location of and services provided by these third party logistics firms are as follows:

•	Denver, Colorado—Inventory and ship pre-packaged and cut-to-order lengths of specialty wire and cable for a monthly fixed fee plus a per transaction charge; and

•	San Francisco, California—Inventory and ship pre-packaged and cut-to-order lengths of specialty wire and cable for a monthly fixed fee plus a per transaction charge.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Charles A. Sorrentino President and Chief Executive Officer	64	1998	President and Chief Executive Officer of the Company.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	56	1997	Chief Financial Officer, Treasurer and Secretary of the Company.

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

	High	Low
Year ended December 31, 2008:
First quarter	$17.97	$11.22
Second quarter	$22.74	$15.90
Third quarter	$22.00	$15.63
Fourth quarter	$17.47	$5.61

Year ended December 31, 2007:
First quarter	$28.40	$19.45
Second quarter	$31.19	$24.40
Third quarter	$28.69	$15.81
Fourth quarter	$21.55	$12.73

There were 15 holders of record of our common stock as of December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2008. For further information regarding our stock repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2008	—	$—	—	$19,385,303
November 1 – 30, 2008	—	$—	—	$19,385,303
December 1 – 31, 2008	—	$—	—	$19,385,303
Total	—	$—	—

___________
(1)      The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007, and to $75 million effective January 2008.

Stock Performance Graph

The following graph compares the total stockholder return on our common stock for the last three years with the total return on the NASDAQ US Index and the Russell 2000 Index for the same period.  We believe the Russell 2000 Index includes companies with capitalization comparable to ours.  Houston Wire & Cable Company has a unique niche in the marketplace and due to the size and scope of our business platform, we are unable to identify peer issuers as the public companies within our industry are substantially more diversified than we are.

Total return is based on an initial investment of $100 on June 15, 2006, the date of our IPO and reinvestment of dividends.

Index

Dividend Policy

On August 1, 2007, the Board of Directors approved an initial cash dividend of $0.075 per share payable to stockholders of record on August 15, 2007. This quarterly dividend was paid at the same rate per share for the final quarter of 2007, resulting in aggregate 2007 dividends of $3.0 million.  On February 1, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.085 per share payable to stockholders of record on February 15, 2008. This quarterly dividend was paid at the same rate per share for the remaining three quarters of 2008, resulting in aggregate 2008 dividends of $6.0 million.

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

Index

ITEM 6.  SELECTED FINANCIAL DATA

        You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet information at December 31, 2008 and December 31, 2007 from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2005 and December 31, 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$360,939	$359,115	$323,467	$213,957	$172,723
Cost of sales	275,224	266,276	231,128	158,240	131,419

Gross profit	85,715	92,839	92,339	55,717	41,304
Operating expenses:
Salaries and commissions	24,080	23,861	22,706	18,707	16,665
Other operating expenses	20,728	18,811	15,975	14,016	12,392
Management fee to stockholder (1)	—	—	208	500	501
Litigation settlements	—	—	—	(672)	(650)
Depreciation and amortization	523	459	376	398	876
Total operating expenses	45,331	43,131	39,265	32,949	29,784

Operating income	40,384	49,708	53,074	22,768	11,520
Interest expense	1,825	1,188	3,075	2,955	3,544

Income before income taxes	38,559	48,520	49,999	19,813	7,976
Income tax provision	14,822	18,295	19,325	7,299	3,167

Net income	$23,737	$30,225	$30,674	$12,514	$4,809

Earnings per share (2):
Basic	$1.33	$1.49	$1.63	$0.75	$0.29

Diluted	$1.33	$1.48	$1.62	$0.75	$0.29

Weighted average common shares outstanding (2):
Basic	17,789,739	20,328,182	18,875,192	16,606,672	16,350,465
Diluted	17,838,072	20,406,000	18,984,826	16,757,303	16,520,601
__________
(1)	The management fee arrangement was terminated as of the completion of our initial public offering in June 2006.
(2)	All of the share information has been restated for the 1.875 stock split discussed in Note 1 of the consolidated financial statements.

Index

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$50,798	$58,202	$52,128	$41,309	$27,072
Inventories, net	$73,459	$69,299	$56,329	$31,306	$29,836
Total assets	$134,753	$139,091	$116,864	$81,241	$65,724
Book overdraft (1)	$4,933	$3,854	$1,265	$2,119	$1,341
Total debt (2) (3)	$29,808	$34,507	$12,059	$61,406	$43,752
Stockholders’ equity (2) (3)	$76,595	$71,170	$81,674	$742	$8,228
_______
(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.

(2)	On December 30, 2005, we paid a special dividend of $20.0 million to our common stockholders and funded the payment by borrowing under our existing credit facility.

(3)
A stock repurchase program was approved in 2007. During the years ended December 31, 2008 and 2007, purchases of stock totaling $14,725 and $40,890, respectively, were made, part of which was funded by debt.

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

Overview

Since our founding over 30 years ago, we have grown to be one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. Today, we serve approximately 3,200 customers, including virtually all of the top 200 electrical distributors in the U.S. Our specialty wire and cable is primarily used in the repair and replacement sector, also referred to as maintenance, repair and operations (“MRO”), and related projects and is increasingly purchased for larger scale projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

In 2000, we acquired our largest competitor, the Futronix division of Kent Electronics Corporation. Since that time, we have pursued a number of initiatives designed to improve our operating efficiencies and increase our share of the fragmented market for specialty wire and cable. We integrated the Futronix business into our own and rationalized inventory, facilities and low-margin customer relationships. We have made substantial investments in our distribution centers and information systems in order to enhance our ability to provide customers with comprehensive value-added services, including application engineering support, inventory management, custom cut capabilities and 24/7/365 customer service, order fulfillment and shipping. During the years 2001 through 2003, the U.S. electrical distribution market was adversely affected by the general slowdown of the U.S. economy. In response to these economic conditions, we increased our focus on achieving operating efficiencies by leveraging our investments in our centralized back-office administration and purchasing, investing in a scalable information technology platform and implementing automated warehouse operations and electronic product tracking. This focus has assisted us in increasing our operating income margin from 6.7% in 2004 to 11.2% in 2008.

From 2003 until the latter part of 2008, the U.S. electrical distribution market experienced increased demand, as large industrial and commercial companies increased capital spending to “catch-up” on deferred maintenance and upgrade and expand infrastructure. According to Electrical Wholesaling magazine, the U.S. electrical distribution market is estimated to have grown from approximately $75.6 billion of industry-wide sales in 2005 to $90.0 billion in 2008. At the same time as the electrical distribution market began to recover, we implemented a new sales and marketing strategy that focuses on working in concert with our distributor customers to generate demand from end-users in our targeted markets and to strengthen relationships with project and specifying engineers to stimulate demand for our specialty wire and cable. In addition, we have significantly increased the size of our sales force since 2003, and as of December 31, 2008 we had 175 sales and marketing employees. In 2003, we introduced our LifeGuard™ line of low-smoke, zero-halogen cable products which, due to their highly engineered specifications and safety benefits, generate higher margins for us than traditional cable products. As a result of our new sales and marketing initiatives, as well as general market growth, our revenue has increased at a CAGR of 20.2% over the past four years, from $172.7 million in 2004 to $360.9 million in 2008.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality from time to time. We believe that our revenue will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent economic downturn and reduced commodity prices have adversely impacted sales and the overall level of demand. This has had and will continue to have an impact on our performance, until economic conditions improve.

Our direct costs will continue to be influenced significantly by the prices we pay our suppliers to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with suppliers or changes in vendor rebates. Our operating expenses will continue to be affected by our investment in sales, marketing and customer support personnel and commissions paid to our sales force for revenue and profit generated. Some of our operating expenses are related to our fixed infrastructure, including rent, utilities, administrative salaries, maintenance, insurance and supplies. To meet our customers’ needs for an extensive product offering and short delivery times, we will need to continue to maintain adequate inventory levels. Our ability to obtain this inventory will depend, in part, on our relationships with suppliers.

Index

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of the receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $98,000 per year. A 20% change in our estimate at December 31, 2008 would have resulted in a change in income before income taxes of approximately $52,000 for the year ended December 31, 2008.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2008 would have resulted in a change in income before income taxes of approximately $143,000 for the year ended December 31, 2008.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2008 would have resulted in a change in income before income taxes of approximately $368,000 for the year ended December 31, 2008.

 Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during 2008 would have resulted in a change in income before income taxes of approximately $1,457,000 for the year ended December 31, 2008.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2008, our goodwill balance was $3.0 million, representing 2.2% of our total assets.

In 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets  (“SFAS 142”). Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2008, we performed our annual goodwill impairment tests for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

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

 Sales

We generate most of our sales by providing specialty wire and cable to our customers, as well as billing for freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced.

Cost of Sales
Cost of sales consists primarily of the average cost of the specialty wire and cable that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors, vendor rebates generally related to annual purchase targets, as well as inventory obsolescence charges.

Operating Expenses

Operating expenses include all expenses incurred to receive, sell and ship product and administer the operations of our company.

Salaries and Commissions. Salary expense includes the base compensation, and any overtime earned by hourly personnel, for all sales, administrative and warehouse employees and stock compensation expense for options granted to employees. Commission expense is earned by inside sales personnel based on gross profit dollars generated, by field sales personnel from generating sales and meeting various objectives, by sales, national and marketing managers for driving the sales process, by regional managers based on the profitability of their branches and by corporate managers based primarily on our profitability and also on other operating metrics.

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

Management Fee. The management fee consists of payments made to CHS Management II, L.P. for certain management and advisory services. This management fee arrangement was cancelled upon the completion of the June 2006 public offering.

Litigation Settlements. Litigation settlements reflect the funds received from court awards in 2004 and 2005 related to a claim for breach of contract that occurred under the previous ownership.

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

Index

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2008, 2007 and 2006.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of sales	76.3%	74.1%	71.5%
Gross profit	23.7%	25.9%	28.5%

Operating expenses:
Salaries and commissions	6.7%	6.6%	7.0%
Other operating expenses	5.7%	5.2%	4.9%
Management fee to stockholder	0.0%	0.0%	0.1%
Depreciation and amortization	0.1%	0.1%	0.1%
Total operating expenses	12.6%	12.0%	12.1%

Operating income	11.2%	13.8%	16.4%
Interest expense	0.5%	0.3%	1.0%
Income before income taxes	10.7%	13.5%	15.5%
Income tax provision	4.1%	5.1%	6.0%

Net income	6.6%	8.4%	9.5%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2008 and 2007

Sales
	Years Ended
	December 31,
(Dollars in millions)	2008	2007	Change
Sales	$360.9	$359.1	$1.8	0.5%

Our sales for 2008 increased 0.5% to $360.9 million from $359.1 million in fiscal year 2008.  The Company estimates that a major contributor of revenue resulted from project activity in the five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation.  Although beginning to slow in the latter half of the year, investment and capital expansion within these initiatives was generally healthy as previously established funding remained intact.  Sales to our core Repair and Replacement or MRO sector, were slightly down as a result of the challenging economy which we believe lowered discretionary spending.

Gross Profit
	Years Ended
	December 31,
(Dollars in millions)	2008	2007	Change
Gross profit	$85.7	$92.8	$(7.1)		(7.7	) %
Gross profit as a percent of sales	23.7%	25.9%	(2.2	) %

Index

Gross profit for 2008 decreased 7.7% to $85.7 million in 2008 from $92.8 million in 2007. Gross profit as a percentage of sales, commonly referred to as gross margin, decreased to 23.7% in 2008 from 25.9% in 2007. The reduction in gross margin was primarily attributable to competitive pricing pressures resulting from the macro economic environment and the steep and rapid decline in copper prices in the latter part of the year. Reduced vendor rebates were also a factor in compressing the gross margin.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$24.1	$23.9	$0.2	0.9%
Other operating expenses	20.7	18.8	1.9	10.2%
Depreciation and amortization	0.5	0.5	0.0	13.9%
	$45.3	$43.1	$2.2	5.1%

Operating expenses as a percent of sales	12.6%	12.0%	0.6%

Note: Due to rounding, numbers may not add up to total operating expenses.

Operating expenses were $45.3 million in 2008, an increase of $2.2 million or 5.1%, compared to operating expenses of $43.1 million in 2007. Operating expenses as a percentage of sales were 12.6% in 2008, which was 60 basis points higher than the 12.0% in 2007. The reduced sales volume in the fourth quarter created additional operating expense deleveraging for the year. The increase in operating expenses was attributable to the specific factors discussed below.

Salaries and Commissions. Salaries and commissions increased $0.2 million or 0.9%, to $24.1 million in 2008 from $23.9 million in 2007. The increase in salaries was primarily attributable to additional employees, an increase in stock compensation expense and annual pay increases. This increase in salaries was partially offset by a $1.2 million reduction in commission expense resulting from higher 2008 incentive compensation objectives that were not fully met and changes to commission programs in 2008.

Other Operating Expenses. Other operating expenses increased $1.9 million, or 10.2%, to $20.7 million in 2008 from $18.8 million in 2007. The higher other operating expenses were due to a general increase in business activities including employee insurance costs and the reserve for bad debts, partially offset by lower public company expenses primarily related to reduced professional fees for Sarbanes Oxley compliance.

Depreciation and Amortization. Depreciation and amortization remained flat at $0.5 million for 2008 and 2007.

Interest Expense

Interest expense increased $0.6 million, or 53.6% from $1.2 million in 2007 to $1.8 million in 2008 due to a higher average debt of $41.5 million in 2008 compared to $15.3 million in 2007. The increase in the average debt in 2008 was primarily related to funded treasury stock purchases of $15.4 million and dividend payments of $6.0 million. The reduction in the average interest rate, due to a macro interest rate decline, to 4.2% in 2008 from 7.4% in 2007 partially mitigated the impact of the increase in the average outstanding debt in 2008.

Income Tax Expense

Income taxes decreased $3.5 million or 19.0% as our income before taxes decreased $10.0 million or 20.5%. The effective income tax rate increased from 37.7% in 2007 to 38.4% in 2008 due to lower federal and state income taxes from over accrual adjustments in 2007.

Net Income

The Company achieved net income of $23.7 million in 2008 compared to net income of $30.2 million in 2007, a decrease of $6.5 million or 21.5% due to the factors noted above.

Index

Comparison of Years Ended December 31, 2007 and 2006

Sales

	Years Ended
	December 31,
(Dollars in millions)	2007	2006	Change
Sales	$359.1	$323.5	$35.6	11.0%

Our sales for 2007 increased 11.0% to $359.1 million from $323.5 million in fiscal year 2006 in spite of a very difficult comparison from the prior year’s sales growth of 51.2%. Internal growth accounted for the entire increase in sales. Within the three targeted markets, we continued to penetrate our five major growth initiatives, encompassing Emission Controls, Engineering & Construction, Selected Industrials, LifeGuard™ (and other private branded products), Utility Power Generation and our core distributor business. We estimate that all of our sales growth resulted from these new initiatives as our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), was flat. Our Repair and Replacement sector faced a moderating economy resulting in reduced industrial economic activity which we believe lowered discretionary spending.

Gross Profit

	Years Ended
	December 31,
(Dollars in millions)	2007	2006	Change
Gross profit	$92.8	$92.3	$0.5		0.5%
Gross profit as a percent of sales	25.9%	28.5%	(2.6	) %

Gross profit for 2007 increased 0.5% to $92.8 million in 2007 from $92.3 million in 2006. Gross profit as a percentage of net sales, decreased to 25.9% in 2007 from 28.5% in 2006 a level that we cautioned in 2006 was likely unsustainable. The decrease in gross margin was attributable to competitive pricing pressures experienced in the current market environment and unfavorable comparisons to the prior year’s gross margin, which increased 250 basis points over 2005 primarily due to inflation including higher commodity prices and market conditions in 2006. The decrease in gross margin was partially offset by vendor rebates, discounts for prompt payment, better inventory management and reduced customer incentives due to a lower increase in sales from the prior year’s historic sales increase.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2007	2006	Change
Operating expenses:
Salaries and commissions	$23.9	$22.7	$1.2		5.1%
Other operating expenses	18.8	16.0	2.8		17.8%
Management fee	—	0.2	(0.2)		(100.0)%
Depreciation and amortization	0.5	0.4	0.0		22.1%
	$43.1	$39.3	$3.9		9.8%

Operating expenses as a percent of sales	12.0%	12.1%	(0.1	) %

 Note: Due to rounding, numbers may not add up to total operating expenses.

Operating expenses were $43.1 million in 2007, an increase of $3.9 million or 9.8%, compared to operating expenses of $39.3 million in 2006. Operating expenses as a percentage of sales were 12.0% in 2007, which remained relatively flat from 12.1% in 2006. The increase in operating expenses was attributable to the specific factors discussed below.

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

Index

Other Operating Expenses. Other operating expenses increased $2.8 million, or 17.8%, to $18.8 million in 2007 from $16.0 million in 2006. The increase in other operating expenses was due to the higher level of business activity, and public company expenses primarily related to Sarbanes Oxley compliance in 2007 that were not incurred in 2006.

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

Net Income

We achieved net income of $30.2 million in 2007 compared to net income of $30.7 million in 2006, a decrease of 1.5%. We estimate that the 2006 results were favorably impacted by inflation of $4.5 million to $6.5 million.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate that approximately one-fifth of the growth in our sales from 2005 to 2006 and between $4.5 million and $6.5 million of net income in 2006 is attributable to higher commodity prices for certain components of our products, principally copper and polymers. There were minimal changes in the average price of copper and petrochemical products during 2007 compared to 2006. Accordingly we do not believe that these items had any measurable impact on the increase in sales during 2007 or on the net income for the year. In the second half of 2008, average per pound copper prices declined precipitously. From a high of $3.77 in July, copper fell to $3.15 in September and to $1.39 in December, significantly impacting our gross margins in the fourth quarter of 2008. Our average cost prices for some of our products were higher than replacement cost and accordingly our gross margins have been and will continue to be adversely impacted. The average cost prices will normalize to market over time as new product is received. The impact of declining copper prices on sales and net income during 2008 cannot be isolated as weakening economic demand also negatively impacted performance. To the extent commodity prices further decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of decreasing copper prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, the stock repurchase program, dividend payments and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

We had a book overdraft of $4.9 million at December 31, 2008 compared to a book overdraft of $3.9 million at December 31, 2007. The book overdraft is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account. Our net working capital remained fairly consistent at $98.1 million at December 31, 2008 compared to $98.0 million at December 31, 2007. A large movement within working capital was the $7.4 million decrease in net receivables due to lower sales in the last two month of 2008 compared to 2007. Current liabilities decreased $5.1 million primarily due to lower prepaid orders at December 31, 2008 as the prepaid orders near year end shipped out faster than new prepayments were received. Inventory increased $4.2 million as demand for our cable management services caused us to increase the cable management inventory faster than the decrease in our regular stock inventory. Our cable management program involves purchasing and storing dedicated inventory, so our customers have immediate availability for the duration of their projects. Income taxes were a payable of $1.6 million in 2008 compared to a receivable balance of $2.0 million in 2007.

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

Comparison of Years Ended December 31, 2008 and 2007

Our net cash provided by operating activities was $26.4 million in 2008, an increase of $6.3 million or 31.6% compared to cash provided by operating activities of $20.1 million in 2007.  Our net income decreased from $30.2 million in 2007 to $23.7 million in 2008. Accounts receivable decreased $7.1 million in 2008 compared to an increase of $5.8 million in 2007. Accounts receivable decreased in 2008 as sales decreased during the last two months of the year due to the macro economic environment.  Accrued liabilities decreased $4.9 million in 2008. This decrease was primarily due to a reduction in our prepaid orders as these orders shipped faster than new prepayments were received. Inventories increased $4.2 million in 2008 as the increase in our cable management inventory increased more than the decrease of our regular stock inventory. Income taxes were a payable of $1.6 million in 2008 compared to a receivable balance of $2.0 million in 2007.

Net cash used in investing activities of $0.6 million in 2008 was down slightly from $0.7 million in 2007.

Net cash used in financing activities increased $6.5 million or 33.4% to $25.9 million in 2008 from $19.4 million in 2007. Treasury stock purchases of $15.4 million, dividend payments of $6.0 million and net repayments on the revolver loan of $4.7 million were the main components of financing activities in 2008.

Comparison of Years Ended December 31, 2007 and 2006

Our net cash provided by operating activities was $20.1 in 2007 compared to less than $0.1 million in 2006. Our net income was down slightly from $30.7 million in 2006 compared to $30.2 million in 2007. Inventories increased $13.0 million in 2007 compared to $25.3 million in 2006, primarily to support our increased sales activity, the addition of new products and cable management projects. Accounts receivable increased $5.8 million in 2007 compared to $11.0 million in 2006, due to the increase in sales. Accrued liabilities increased $6.2 million in 2007 due to higher prepayments on cable management projects and increased accrued wire purchases.

Net cash used in investing activities for 2007 was $0.7 million compared to $0.6 million in 2006. The increase in capital expenditures resulted from an upgrade in office equipment.

Net cash used in financing activities was $19.4 million in 2007 compared to net cash provided by financing activities of $0.6 million in 2006. Treasury stock purchases of $40.2 million and dividend payments of $3.0 million were the main components of cash used in financing activities which were partially offset by the net borrowings on the revolving loan of $22.4 million.

Indebtedness

Our principal source of liquidity at December 31, 2008 was working capital of $98.1 million compared to $98.0 million at December 31, 2007. We also had available borrowing capacity in the amount of $45.2 million at December 31, 2008 and $40.5 million at December 31, 2007 under our loan and security agreement.

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

Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.0% to 1.5%, depending on our debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Covenants in the loan agreement require us to maintain certain minimum financial ratios, restrict our ability to pay dividends and make capital expenditures and require us to use 75% of our excess cash flow to reduce outstanding borrowings. Repaid amounts can be re-borrowed subject to the borrowing base. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. As of December 31, 2008, we were in compliance with all financial covenants. We paid approximately $0.1 million in unused facility fees for the year ended December 31, 2008.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2008.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$29,808	$—	$29,808	$—	$—
Operating lease obligations	9,117	2,426	3,725	2,210	756
Non-cancellable purchase obligations (1)	26,348	26,348	—	—	—
Total	$65,273	$28,774	$33,533	$2,210	$756

__________
(1)          These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2008. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $0.6 million, $0.7 million and $0.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchases

The Board of Directors approved a stock repurchase program to be completed on or before December 31, 2009, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the year ended December 31, 2008, the Company repurchased 977,254 shares for a total cost of $14.7 million.

Financial Derivatives

We have no financial derivatives.

Index

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Our variable interest rate debt is sensitive to changes in the general level of interest rates. At December 31, 2008, the weighted average interest rate on our $29.8 million of variable interest debt was approximately 2.3%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2008 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.3 million effect on our annual interest expense.

Foreign Currency Exchange Rate Risk

Our products are purchased and invoiced in U.S. dollars. Accordingly, we do not believe we are exposed to foreign exchange rate risk.

Commodity Risk

We are subject to periodic fluctuations in copper prices as our products have varying levels of copper content in their construction. Profitability is influenced by these copper fluctuations as prices change between the time we buy and sell our products.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Market Risk Management”, “Interest Rate Risk”, “Foreign Currency Exchange Rate Risk,” and “Commodity Risk.”

Index

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
March 10, 2009

Index

Houston Wire & Cable Company
Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$50,798	$58,202
Inventories, net	73,459	69,299
Deferred income taxes	1,384	1,054
Prepaid expenses	829	832
Income taxes	—	2,004
Total current assets	126,470	131,391

Property and equipment, net	3,274	3,234

Goodwill	2,996	2,996
Deferred income taxes	1,926	1,356
Other assets	87	114
Total assets	$134,753	$139,091

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$4,933	$3,854
Trade accounts payable	10,091	12,297
Accrued and other current liabilities	11,682	17,263
Income taxes	1,644	—
Total current liabilities	28,350	33,414

Long-term obligations	29,808	34,507

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized:
20,988,952 shares issued: 17,642,552 and 18,577,727 outstanding at December 31, 2008 and 2007, respectively	21	21
Additional paid-in capital	55,901	54,131
Retained earnings	75,540	57,846
Less: Cost of treasury stock	(54,867)	(40,828)
Total stockholders’ equity	76,595	71,170

Total liabilities and stockholders’ equity	$134,753	$139,091

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)

Sales	$360,939	$359,115	$323,467
Cost of sales	275,224	266,276	231,128
Gross profit	85,715	92,839	92,339

Operating expenses:
Salaries and commissions	24,080	23,861	22,706
Other operating expenses	20,728	18,811	15,975
Management fee to stockholder	—	—	208
Depreciation and amortization	523	459	376
Total operating expenses	45,331	43,131	39,265

Operating income	40,384	49,708	53,074
Interest expense	1,825	1,188	3,075
Income before income taxes	38,559	48,520	49,999
Income tax provision	14,822	18,295	19,325
Net income	$23,737	$30,225	$30,674

Earnings per share:
Basic	$1.33	$1.49	$1.63
Diluted	$1.33	$1.48	$1.62

Weighted average common shares outstanding:
Basic	17,789,739	20,328,182	18,875,192
Diluted	17,838,072	20,406,000	18,984,826

Dividends declared per share	$0.34	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
Consolidated Statements of Stockholders' Equity

			Additional	Unearned				Total
	Common Stock		Paid-In	Stock	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at January 1, 2006	16,606,672	$17	$1,284	$(559)	$—	—	$—	$742
Net income	—	—	—	—	30,674	—	—	30,674
Issuance of stock	4,250,000	4	49,896	—	—	—	—	49,900
Exercise of stock options	10,500	—	6	—		—	—	6
Excess tax benefit for stock options	—	—	20	—	—	—	—	20
Reclassification for adoption of SFAS 123 ( R)	—	—	(559)	559	—	—	—	—
Amortization of unearned stock compensation	—	—	332	—	—	—	—	332

Balance at December 31, 2006	20,867,172	21	50,979	—	30,674	—	—	81,674
Net income	—	—	—	—	30,225	—	—	30,225
Exercise of stock options	121,780	—	91	—	(56)	3,375	62	97
Excess tax benefit for stock options	—	—	1,235	—	—	—	—	1,235
Amortization of unearned stock compensation	—	—	1,826	—	—	—	—	1,826
Purchase of treasury stock, net	—	—	—	—	—	(2,414,600)	(40,890)	(40,890)
Dividends paid	—	—	—	—	(2,997)	—	—	(2,997)
Balance at December 31, 2007	20,988,952	21	54,131	—	57,846	(2,411,225)	(40,828)	71,170
Net income	—	—	—	—	23,737	—	—	23,737
Exercise of stock options	—	—	(628)	—	—	42,079	686	58
Excess tax benefit for stock options	—	—	264	—	—	—	—	264
Amortization of unearned stock compensation	—	—	2,134	—	—	—	—	2,134
Purchase of treasury stock, net	—	—	—	—	—	(977,254)	(14,725)	(14,725)
Dividends paid	—	—	—	—	(6,043)	—	—	(6,043)
Balance at December 31, 2008	20,988,952	$21	$55,901	$—	$75,540	(3,346,400)	$(54,867)	$76,595

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net income	$23,737	$30,225	$30,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	523	459	376
Amortization of capitalized loan costs	80	66	326
Amortization of unearned stock compensation	2,134	1,826	332
Provision for doubtful accounts	214	(238)	—
Provision for returns and allowances	70	(37)	211
Provision for inventory obsolescence	46	55	289
(Gain) loss on disposals of property and equipment	8	(15)	1
Deferred income taxes	(900)	(557)	119
Changes in operating assets and liabilities:
Accounts receivable	7,120	(5,799)	(11,030)
Inventories	(4,206)	(13,025)	(25,312)
Prepaid expenses	3	(382)	40
Other assets	(53)	(45)	(26)
Book overdraft	1,079	2,589	(854)
Trade accounts payable	(2,206)	1,309	2,720
Accrued and other current liabilities	(4,861)	6,185	2,476
Income taxes	3,648	(2,524)	(304)
Net cash provided by operating activities	26,436	20,092	38

Investing activities
Expenditures for property and equipment	(572)	(728)	(623)
Proceeds from disposals of property and equipment	1	23	6
Net cash used in investing activities	(571)	(705)	(617)

Financing activities
Borrowings on revolver	371,915	397,471	332,488
Payments on revolver	(376,614)	(375,023)	(367,335)
Payments on long-term obligations	—	—	(14,500)
Proceeds from exercise of stock options	58	97	6
Payment of dividends	(6,043)	(2,997)	—
Proceeds from sale of stock	—	—	51,382
Payment of offering costs	—	—	(1,482)
Excess tax benefit for options	264	1,235	20
Purchase of treasury stock	(15,445)	(40,170)	—
Net cash (used in) provided by financing activities	(25,865)	(19,387)	579

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures
Cash paid during the year for interest	$1,920	$1,119	$2,982

Cash paid during the year for income taxes	$11,908	$20,148	$19,459

The accompanying notes are an integral part of these consolidated financial statements.

Index

Houston Wire & Cable Company
Notes to Consolidated Financial Statements
December 31, 2008

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

On May 16, 2006, the Company effected a 1.875-for-1 stock split of its outstanding common stock in the form of a stock dividend. All stockholder equity balances and disclosures in the accompanying consolidated financial statements have been retroactively restated for such stock split.

Reclassifications

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

Earnings per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2008	2007	2006
Denominator:
Weighted average common shares for basic earnings per share	17,790	20,328	18,875
Effect of dilutive securities	48	78	110
Denominator for diluted earnings per share	17,838	20,406	18,985

Options to purchase 830, 586 and 29 shares of common stock were not included in the diluted net income per share calculation for 2008, 2007 and 2006, respectively, as their inclusion would have been anti-dilutive.

Index

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $262 and $130, and a reserve for returns and allowances of $713 and $643 at December 31, 2008 and 2007, respectively. Consistent with industry practices, we normally require payment from our customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years:

	2008	2007	2006
Balance at beginning of year	$130	$490	$447
Bad debt expense	214	(238)	—
Write-offs, net of recoveries	(82)	(122)	43
Balance at end of year	$262	$130	$490

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $1,838 and $1,982 at December 31, 2008 and 2007, respectively.

Vendor Rebates

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to the volume level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until we sell the products, at which time such rebates reduce cost of sales in the accompanying consolidated statements of income. Throughout the year, we estimate the amount of the rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	30 years
Machinery and equipment	3 to 5 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Depreciation expense was approximately $523, $459, and $376 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Other Assets

Other assets include deferred financing costs of approximately $1,791. The capitalized loan costs are amortized on a straight-line basis over the contractual life of the related debt agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2008 and 2007 was approximately $1,715 and $1,670, respectively.

Index

Estimated future amortization expense for capitalized loan costs through the maturity of the agreement is $57 and $19 for the years 2009 and 2010, respectively.

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

Revenue Recognition, Returns & Allowances

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements and the appropriate amendments. SAB 104 requires that four basic criteria must be met before the Company can recognize revenue:

1.       Persuasive evidence of an arrangement exists;

2.       Delivery has occurred or services have been rendered;

3.       The seller’s price to the buyer is fixed or determinable; and

4.       Collectability is reasonably assured.

The Company records revenue when customers take delivery of products. Customers may pick up products at any distribution center location, or products may be delivered via third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. Normal payment terms are net 30 days. Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement items being re-invoiced to the customer. Customer returns are recorded as an adjustment to net sales. In the past, customer returns have not been material. The Company has no installation obligations.

The Company may offer volume rebates, which are accrued monthly as an adjustment to net sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales and freight charges are included as a component of cost of sales.

Credit Risk

The Company’s customers are located primarily throughout the United States. No one customer accounted for 10% or more of the Company’s sales in 2008. In 2007 and 2006, 12%, and 13%, respectively, of the Company’s sales were generated from one customer. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $722, $947, and $385 for the years ended December 31, 2008, 2007, and 2006, respectively.

Financial Instruments

The carrying values of the accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Index

Stock-Based Compensation

The Company accounts for its stock options under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). The Company recognizes compensation expense ratably over the vesting period. The Company’s compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of income.

The Company receives a tax deduction for certain stock option exercises in the period in which the options are exercised, generally for the excess of the market price on the date of exercise over the exercise price of the options. In accordance with SFAS 123(R), the Company is required to report excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits result when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations  (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirement for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009. The adoption did not have an impact on the financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date of adoption by the Company was initially January 1, 2008. However, the FASB has released FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157 ( “FSP 157”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, the Company adopted SFAS 157 on January 1, 2008 and FSP 157 on January 1, 2009. The adoption of SFAS 157 and FSP 157 did not have a material impact on the Company’s consolidated financial statements.

2.   Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2008	2007
Land	$617	$617
Buildings	2,166	2,113
Machinery and equipment	6,049	5,666
	8,832	8,396
Less accumulated depreciation	5,558	5,162
	$3,274	$3,234

Index

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:

	At December 31,
	2008	2007
Customer advances	$2,080	$5,727
Customer rebates	3,304	2,983
Payroll, commissions, and bonuses	1,659	2,185
Accrued inventory purchases	2,093	2,941
Other	2,546	3,427
	$11,682	$17,263

3.   Long-Term Obligations

HWC Wire & Cable Company has a loan and security agreement (“Agreement”) with a lender. The Agreement is guaranteed by HWC through the pledge of its interest in the capital stock of HWC Wire & Cable Company. Additionally, the Company has provided to the lender a security interest in all of the assets of the Company and HWC Wire & Cable Company, including accounts receivable, and certain inventory. The Agreement, which matures May 21, 2010, consists of a $75,000 revolving loan (“Revolver”) that bears interest at the lender’s base interest rate.

Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1,000 and integral multiples of $100. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.0% to 1.5%, depending on the Company’s debt-to-EBITDA ratio. The Company has entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

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

The Company’s borrowings at December 31, 2008 and 2007 were $29,808 and $34,507, respectively. The weighted average interest rate on outstanding borrowings at December 31, 2008 was 2.3%

During 2008, the Company had an average available borrowing capacity of approximately $33,497. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2008 the Company had available borrowing capacity of approximately $45,192 under the terms of the Agreement. Under the Agreement, the Company is obligated to pay an unused facility fee of 0.2% computed on a daily basis. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $68, $77, and $83, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2009	$—
2010	29,808
Total	$29,808

Index

4.   Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$14,022	$16,607	$16,592
State	1,700	2,245	2,614
Total current	15,722	18,852	19,206

Deferred:
Federal	(819)	(511)	108
State	(81)	(46)	11
Total deferred	(900)	(557)	119

Total	$14,822	$18,295	$19,325

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	2.9	3.4
Non-deductible items	0.5	0.3	0.2
Other	0.2	(0.5)	0.1
Total effective tax rate	38.4%	37.7%	38.7%

Significant components of the Company’s deferred tax assets were as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Property and equipment	$391	$515
Goodwill	(88)	22
Uniform capitalization adjustment	543	418
Inventory reserve	647	606
Allowance for doubtful accounts	101	50
Stock compensation expense	1,622	820
Other	94	(21)
Total deferred tax assets	$3,310	$2,410

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 resulted in no impact on the Company’s consolidated financial statements.

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Index

5.   Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before December 31, 2009, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the year ended December 31, 2008, the Company repurchased 977 shares for a total cost of $14,725 and in 2007, 2,415 shares for a total cost of $40,890.

The December 31, 2007 statement of cash flows has been adjusted to exclude accrued shares purchases totaling $720 at December 31, 2007, funded during the first quarter of 2008.

On August 1, 2007, the Board of Directors approved an initial cash dividend of $0.075 per share payable to stockholders of record on August 15, 2007. This quarterly dividend was paid at the same rate per share for the final quarter of 2007, resulting in aggregate 2007 dividends of $2,997.  On February 1, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.085 per share payable to stockholders of record on February 15, 2008. This quarterly dividend was paid at the same rate per share for the remaining three quarters of 2008, resulting in aggregate 2008 dividends of $6,043.

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

Until June 2006, HWC had a management services agreement with an affiliate of the majority stockholder of the Company that provided for the payment of monthly management fees and the reimbursement of certain expenses. This management fee arrangement was cancelled upon the completion of the June 2006 IPO.  Management fees and expenses of $208, were incurred and paid under this agreement for the year ended December 31, 2006.

7.   Employee Benefit Plans

A combination profit-sharing plan and salary deferral plan (the “Plan”) is provided for the benefit of HWC’s employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Effective January 1, 2006, the Company matched 50% of the employee’s contributions up to the first 5%. Effective January 1, 2007, the Company adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2008, 2007 and 2006 was $623, $619, and $351 respectively

8.   Stock Option Plan

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards and the exercise of options. The 2006 Plan provides for options to be granted at the fair market value of the Company’s common stock at the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500.

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

The Company has granted options to purchase its common stock to employees and directors of the Company under the two stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be newly issued shares or treasury shares. Both option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

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

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.51%	4.53%	4.74%
Expected dividend yield	3.21%	0.25%	0.00%
Weighted average expected life	5.5 years	5.5 years	5.5 years
Expected volatility	67%	45%	45%

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows in the statement of cash flows. During the years ended December 31, 2008, 2007 and 2006, tax benefits of $264, $1,235 and $20, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $738, $3,200 and $131, respectively.

The following summarizes stock option activity and related information:

	2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding—Beginning of year	910	$21.02	$1,390
Granted	330	10.91
Exercised	(42)	1.35
Forfeitures	(20)	(15.00)
Expired	—	—
Outstanding—End of year	1,178	$18.99	$465
Exercisable—End of year	180	$16.71	$242
Weighted average fair value of options granted during 2008	$5.24
Weighted average fair value of options granted during 2007	$11.53
Weighted average fair value of options granted during 2006	$9.63

Index

Vesting dates range from May 8, 2009 to December 17, 2013, and expiration dates range from June 26, 2010 to December 17, 2018 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 12/31/08	Weighted Average Remaining Contractual Life	Exercisable as of 12/31/08	Weighted Average Remaining Contractual Life
$0.53	11	3.42	11	3.42
$2.67	54	7.00	22	7.00
$9.27	220	9.96	—	—
$11.99	65	9.02	—	—
$13.00	15	7.47	15	7.47
$15.40	73	8.96	15	8.96
$16.98	30	7.55	30	7.55
$17.36	45	9.35	—	—
$17.98	15	7.61	15	7.61
$21.73	130	7.97	52	7.97
$26.19	500	8.19	—	—
$30.25	20	8.33	20	8.33
	1,178	8.50	180	7.55

Total stock-based compensation cost was $2,134, $1,826 and $332 for the years ended December 31, 2008, 2007 and 2006, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $820, $689 and $126 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $6,628 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately forty months. There were 688 shares available for future grants under the 2006 Plan at December 31, 2008.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $773, $885 and $121, respectively.

9.   Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $1,999 in 2008, $1,931 in 2007 and $1,737 in 2006.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2008:

2009	$2,426
2010	1,879
2011	1,846
2012	1,359
2013	851
Thereafter	756
Total minimum lease payments	$9,117

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $26,348 at December 31, 2008.

Index

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries.  The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate.

Other than the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

10.   Subsequent Events

On February 4, 2009, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 17, 2009. This dividend totaling $1.50 million was paid on February 27, 2009.

11.   Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters ended December 31, 2008. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME:
Sales	$75,260	$98,854	$97,384	$89,441	$89,195	$98,922	$89,210	$81,788
Gross profit	$16,177	$22,640	$24,231	$22,667	$21,700	$24,806	$23,724	$22,609
Operating income	$4,855	$11,043	$13,006	$11,480	$10,259	$13,578	$13,816	$12,055
Net income	$2,680	$6,575	$7,745	$6,737	$6,213	$8,294	$8,421	$7,297
Earnings per share:
Basic	$0.15	$0.37	$0.44	$0.37	$0.33	$0.41	$0.40	$0.35
Diluted	$0.15	$0.37	$0.44	$0.37	$0.32	$0.41	$0.40	$0.35

Index

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 45 and 46 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2008 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 46.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in the COSO Framework.

/s/ Charles A. Sorrentino	/s/ Nicol G. Graham
Charles A. Sorrentino	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control.   Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Houston Wire & Cable Company and our report dated March 10, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
March 10, 2009

Index

ITEM 9B.  OTHER INFORMATION

        We have no information to report pursuant to Item 9B.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2009.

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2008 and 2007
•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 16, 2009	By:	/s/ NICOL G. GRAHAM

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES A. SORRENTINO	President, Chief Executive Officer and Director	March 16, 2009
Charles A. Sorrentino

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Chief Accounting Officer)	March 16, 2009
Nicol G. Graham

/s/ PETER M. GOTSCH	Director	March 16, 2009
Peter M. Gotsch

/s/ IAN STEWART FARWELL	Director	March 16, 2009
Ian Stewart Farwell

/s/ WILLIAM H. SHEFFIELD	Director	March 16, 2009
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 16, 2009
Scott L. Thompson

/s/ WILSON B. SEXTON	Director	March 16, 2009
Wilson B. Sexton

/s/ MICHAEL T. CAMPBELL	Director	March 16, 2009
Michael T. Campbell

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

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

10.3
Amended and Restated Loan and Security Agreement, dated as of May 22, 2000, by and among various specified lenders, Fleet Capital Corporation (now Bank of America, Inc.) and HWC Holding Company (now Houston Wire & Cable Company) (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.4
First Amendment to Amended and Restated Loan Agreement, dated as of July 13, 2000 (incorporated herein by reference to Exhibit 10.5 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.5
Second Amendment to Amended and Restated Loan Agreement, dated as of May 30, 2001 (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.6
Third Amendment to Amended and Restated Loan Agreement, dated as of October 22, 2001 (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.7
Fourth Amendment to Amended and Restated Loan Agreement, dated as of December 31, 2002 (incorporated herein by reference to Exhibit 10.8 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.8
Fifth Amendment to Amended and Restated Loan Agreement, dated as of November 19, 2003 (incorporated herein by reference to Exhibit 10.9 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.9
Sixth Amendment to Amended and Restated Loan Agreement, dated as of May 26, 2005 (incorporated herein by reference to Exhibit 10.10 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.10
Seventh Amendment to Amended and Restated Loan Agreement, dated as of December 14, 2005 (incorporated herein by reference to Exhibit 10.11 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.11
Eighth Amendment to Amended and Restated Loan Agreement, dated as of December 30, 2005 (incorporated herein by reference to Exhibit 10.12 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.12
Ninth Amendment to Amended and Restated Loan Agreement, dated as of May 23, 2006 (incorporated herein by reference to Exhibit 10.19 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.13
Tenth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed November 7, 2006)

10.14
Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 31, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 10-Q filed August 1, 2007)

Index

10.15
Twelfth Amendment to Amended and Restated Loan Agreement, dated as of August 3, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 20, 2007)

10.16
Thirteenth Amendment to Amended and Restated Loan Agreement, dated as of September 28, 2007 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2007)

10.17
Fourteenth Amendment to Amended and Restated Loan Agreement, dated as of January 31, 2008 (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.18
Employment Agreement, dated as of April 26, 2006, by and between Charles A. Sorrentino and Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.14 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.19
Form of Executive Securities Agreement by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and executive (incorporated herein by reference to Exhibit 10.15 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.20
Investor Securities Agreement, dated as of May 22, 1997, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and various specified investors (incorporated herein by reference to Exhibit 10.16 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.21
Executive Securities Agreement, dated as of December 31, 1998, and amended as of June 28, 2000, and April 26, 2006, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and Charles A. Sorrentino (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.22
Executive Securities Agreement, dated as of September 11, 1997, by and among Code, Hennessy & Simmons II, L.P., HWC Holding Corporation (now Houston Wire & Cable Company) and Nicol G. Graham (incorporated herein by reference to Exhibit 10.18 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.23
Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.24
Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.25	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.26
Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

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