Form 10-Q
period 2009-03-31
Houston Wire & Cable CO
filed 2009-05-11
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

At May 1, 2009 there were 17,646,677 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2009

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$41,838	$50,798
Inventories, net	67,505	73,459
Deferred income taxes	1,559	1,384
Prepaid expenses	1,011	829
Total current assets	111,913	126,470

Property and equipment, net	3,179	3,274
Goodwill	2,996	2,996
Deferred income taxes	2,092	1,926
Other assets	63	87
Total assets	$120,243	$134,753

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$887	$4,933
Trade accounts payable	7,167	10,091
Accrued and other current liabilities	10,171	11,682
Income taxes payable	1,688	1,644
Total current liabilities	19,913	28,350

Long term obligations	22,567	29,808

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,644,802 outstanding at March 31, 2009 and 17,642,552 outstanding at December 31, 2008, respectively	21	21
Additional paid-in-capital	56,468	55,901
Retained earnings	76,104	75,540
Treasury stock	(54,830)	(54,867)
Total stockholders' equity	77,763	76,595
Total liabilities and stockholders' equity	$120,243	$134,753

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008

Sales	$65,832	$89,441
Cost of sales	52,019	66,774
Gross profit	13,813	22,667

Operating Expenses:
Salaries and commissions	5,538	6,076
Other operating expenses	4,620	4,984
Depreciation and amortization	142	127
Total operating expenses	10,300	11,187

Operating income	3,513	11,480
Interest expense	155	541
Income before income taxes	3,358	10,939
Income taxes	1,294	4,202
Net income	$2,064	$6,737

Earnings per share:
Basic	$0.12	$0.37
Diluted	$0.12	$0.37
Weighted average common shares outstanding:
Basic	17,642,856	18,081,809
Diluted	17,649,340	18,121,280

Dividends declared per share	$0.085	$0.085

The accompanying Notes are an integral part of these Consolidated Financial Statements

Index

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net income	$2,064	$6,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	127
Amortization of capitalized loan costs	20	20
Amortization of unearned stock compensation	599	519
Provision for returns and allowances	(45)	(11)
Provision for inventory obsolescence	147	(6)
Deferred income taxes	(341)	(447)
Changes in operating assets and liabilities:
Accounts receivable	9,005	2,382
Inventories	5,807	(249)
Prepaid expenses	(182)	(193)
Other assets	4	(18)
Book overdraft	(4,046)	(1,965)
Trade accounts payable	(2,924)	1,379
Accrued and other current liabilities	(1,511)	(5,086)
Income taxes payable	44	4,533
Net cash provided by operating activities	8,783	7,722

Investing activities
Expenditures for property and equipment	(48)	(116)
Net cash used in investing activities	(48)	(116)

Financing activities
Borrowings on revolver	67,124	91,157
Payments on revolver	(74,365)	(86,387)
Proceeds from exercise of stock options	6	18
Payment of dividends	(1,500)	(1,527)
Excess tax benefit for options	—	41
Purchase of treasury stock	—	(10,908)
Net cash used in financing activities	(8,735)	(7,606)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Index

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share and per share data)
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

The consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory obsolescence reserve and the accrual for vendor rebates.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Policy

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS 141 (R) on January 1, 2009. The adoption did not have an impact on the financial statements.

 2. Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards. The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
Denominator:	2009	2008
Weighted average common shares for basic earning per share	7,642,856	18,081,809
Effect of dilutive securities	6,484	39,471
Weighted average common shares for diluted earnings per share	17,649,340	18,121,280

The weighted average common shares for diluted earnings per share for the periods ended March 31, 2009 and March 31, 2008 exclude stock options to purchase 1,163,501 and 847,500 shares, respectively. Since these options have exercise prices that are higher than the average market price of the Company’s common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

Index

3. Long Term Obligations

The Company’s current loan and security agreement provides for a $75,000 revolving loan, bears interest at the agent bank’s base interest rate and matures on May 21, 2010. The lender has a security interest in all of the assets of the Company and availability is calculated as a percentage of qualifying accounts receivable and inventory. The Company is in compliance with the financial covenants governing its indebtedness.

4.  Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before December 31, 2009, where the Company is authorized to purchase from time to time up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors.  Shares of stock purchased under the program are currently being held as treasury shares and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors.  During the quarter ended March 31, 2009, the Company did not repurchase any of its outstanding shares. During the quarter ended March 31, 2008, the Company repurchased 727,802 shares for a total cost of $10,188.

On February 4, 2009, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 17, 2009.  Dividends paid were $1,500 and $1,527 during the three months ended March 31, 2009 and 2008, respectively.

5. Stock Based Compensation

On December 17, 2008, the Company granted options to purchase 65,000 shares of its common stock to the Company’s chief executive officer with the exercise price equal to the fair market value of the Company’s stock at the close of trading on December 17, 2008. These options have a contractual life of ten years and vest 50% on March 9, 2011 and the remaining 50% on March 9, 2012, provided that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

On May 8, 2008, at the Annual Meeting of Stockholders, the Company issued options to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock) and 15,000 shares of common stock to the newly-elected non-employee director, for an aggregate of 45,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2008, has a contractual life of ten years and vests one year after the date of grant.

On January 9, 2008, the Company granted options to purchase 65,000 shares of its common stock to the Company’s chief executive officer with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 9, 2008. These options have a contractual life of ten years and vest 50% on March 9, 2011 and the remaining 50% on March 9, 2012, provided that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

There were no options granted during the first quarter of 2009. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended March 31, 2008:

2008
Expected volatility	68%
Expected life in years	5.5 years
Risk-free interest rate	3.82%
Dividend yield	2.50%

Total stock-based compensation cost was $599 and $519 for the three months ended March 31, 2009 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $232 and $200 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $6,025 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 38 months.

6. Contingencies

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such wire and cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate.

Index

Other than the foregoing cases, there are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

7.  Subsequent Events

On May 8, 2009, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on May 29, 2009, to stockholders of record at the close of business on May 18, 2009.

Following the Annual Meeting of Stockholders on May 8, 2009, the Company issued options to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2009, has a contractual life of ten years and vests one year after the date of grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations.  MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2008.

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. We serve over 3,200 customers in over 8,600 individual locations, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. We distribute approximately 22,000 SKUs (stock-keeping units) from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Index

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $98,000 per year. A 20% change in our estimate at March 31, 2009 would have resulted in a change in income before income taxes of approximately $53,000 for the quarter ended March 31, 2009.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2009 would have resulted in a change in income before income taxes of approximately $134,000 for the quarter ended March 31, 2009.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2009 would have resulted in a change in income before income taxes of approximately $402,000 for the quarter ended March 31, 2009.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2009 would have resulted in a change in income before income taxes of approximately $365,000 for the quarter ended March 31, 2009.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2009, our net goodwill balance was $3.0 million, representing 2.5% of our total assets.

In 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2008, we performed our annual goodwill impairment tests for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. In light of current economic conditions, the impairment test was also performed as of March 2009. No impairment of goodwill was indicated from this test. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Index

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended March 31,
	2009	2008
Sales	100.0%	100.0%
Cost of sales	79.0%	74.7%
Gross profit	21.0%	25.3%

Operating expenses:
Salaries and commissions	8.4%	6.8%
Other operating expenses	7.0%	5.6%
Depreciation and amortization	0.2%	0.1%

Total operating expenses	15.6%	12.5%

Operating income	5.3%	12.8%
Interest expense	0.2%	0.6%

Income before income taxes	5.1%	12.2%
Income tax provision	2.0%	4.7%

Net income	3.1%	7.5%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended March 31, 2009 and 2008

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008	Change
Sales	$65.8	$89.4	$(23.6)	(26.4)%

Sales in the first quarter of 2009 decreased 26.4% to $65.8 million from $89.4 million in the first quarter of 2008.  The two primary reasons for this decrease were continued reduced demand for our products due to deteriorating economic conditions and the significant reduction in the price of copper, a major component in some of our products, which fell 55.5% from the first quarter of 2008 compared to the first quarter of 2009. Sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), were down as a result of the challenging economy which we believe lowered overall demand and any discretionary spending and from the impact of copper deflation. Offsetting this decrease in MRO sales was the increase in sales after adjusting for copper deflation within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Sales within our growth initiatives in the first quarter of 2009 were more resilient than MRO sales in this challenging economy. These growth initiatives generally relate to long term projects that were already in progress and had been previously funded. Project bookings and backlog for our growth initiatives in 2009 increased over the prior year period as a result of our continued penetration into these markets.

Index

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008	Change
Gross profit	$13.8	$22.7	$(8.9)	(39.1)%
Gross profit as a percent of sales	21.0%	25.3%	(4.3)%

Gross Profit decreased 39.1% from $22.7 million in 2008 to $13.8 million in 2009. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) was 21.0% in 2009 which was 430 basis points lower than 2008. The margin compression resulted from competitive pricing pressures due to the current economic slowdown. In addition, the severe drop in copper prices in the fourth quarter of 2008 continues to impact the profitability of certain products with heavy copper content.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008	Change
Operating expenses:
Salaries and commissions	$5.5	$6.1	$(0.5)	(8.9)%
Other operating expenses	4.6	5.0	(0.4)	(7.3)%
Depreciation and amortization	0.1	0.1	0.0	11.8%
Total operating expenses	$10.3	$11.2	$(0.9)	(7.9)%

Operating expenses as a percent of sales	15.6%	12.5%	3.1%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was a result of lower incentive compensation due to the lower sales levels, gross margin, gross profit levels and other financial metrics used in the various incentive programs. The headcount reduction that occurred in early March will not reduce salary expense until the second quarter.

Other operating expenses in 2009 decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses, and lower supplies due to decreased sales.

Depreciation and amortization expense was consistent at $0.1 million.

Operating expenses as a percent of sales increased from 12.5% in 2008 to 15.6% in 2009 due to a deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $0.4 million or 71.3% to $0.2 million in 2009 from $0.5 million in 2008. The decrease in interest expense is due to a lower average effective interest rate resulting from market interest rate declines and lower debt levels due to the pay down of debt using cash from operations. In addition, there were no treasury stock purchases in 2009. The average effective interest rate decreased from 5.0% in the 2008 period to 1.8% in 2009. Average debt was $28.6 million in the first quarter of 2009 down from $41.3 million in the first quarter of 2008.

Income Taxes

Income taxes decreased $2.9 million or 69.2% as our income before taxes decreased $7.6 million or 69.3%. Our effective income tax rate was relatively consistent at 38.4% in 2008 and 38.5% in 2009.

Net Income

We achieved net income of $2.1 million in 2009 compared to net income of $6.7 million in 2008, a decrease of 69.4%.

Index

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results.  To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. If we turn our inventory approximately four times a year, the impact of severe fluctuations in copper prices would primarily affect the results of the succeeding calendar quarter. Average copper prices for the quarter ended March 31, 2009, December 31, 2008 and March 31, 2008 were $1.57, $1.75 and $3.53, respectively.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2009, we have funded our capital expenditures through cash from operations. Our working capital amounted to $92.0 million at March 31, 2009 compared to $98.1 million at December 31, 2008.

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

Comparison of the Three Months Ended March 31, 2009 and 2008

Our net cash provided by operating activities for the three months ended March 31, 2009 was $8.8 million compared to $7.7 million in the prior year period. Our net income decreased by $4.7 million to $2.1 million in 2009 compared to $6.7 million in 2008. Accounts receivable decreased $9.0 million in 2009 due to lower sales volume. Inventory decreased $5.8 million primarily as a result of the reduction in cable management inventory. Cable management inventory levels fluctuate higher when we are staging and cutting inventory in preparation for shipment and lower when the product ships to the job site. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $4.0 million. Accounts payable decreased $2.9 million due to lower inventory purchases. Accrued and other liabilities decreased due primarily to a reduction in customer discounts payable, as they are typically paid out in the first quarter, and lower accrued wire purchases due to lower inventory purchases. These were partially offset by an increase in prepayments on cable management projects.

Net cash used in investing activities was less than $0.1 million for 2009 and $0.1 million for 2008, as requirements for additional capital resources remained low.

Net cash used in financing activities was $8.7 million in 2009 compared to $7.6 million in 2008. Net payments on the revolver of $7.2 million and dividend payments of $1.5 million were the main components of cash used in financing activities during the first quarter of 2009.

Indebtedness

Our principal source of liquidity at March 31, 2009 was working capital of $92.0 million compared to $98.1 million at December 31, 2008. We also had available borrowing capacity of approximately $50.4 million at March 31, 2009 and $45.2 million at December 31, 2008 under our $75 million loan and security agreement.

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

Contractual Obligations

The following table describes our loan commitment at March 31, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$22,567	$—	$22,567	$—	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2008.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

As of March 31, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2009 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
January 1 – 31, 2009	—	$—	—	$19,385,303
February 1 – 28, 2009	—	—	—	19,385,303
March 1 – 31, 2009	—	—	—	$19,385,303

Total	—	$—	—
_______
(1)
The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the first quarter of 2009.

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

Date: May 11, 2009	HOUSTON WIRE & CABLE COMPANY

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