Form 10-Q/A
period 2009-03-31
Houston Wire & Cable CO
filed 2009-05-19
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009, and is being filed solely to amend Note 2 “Earnings per Share” in the “Notes to Consolidated Financial Statements” (Part I, Item 1), in order to correct a typographical error in the number of weighted average common shares for basic earnings per share for the three months ended March 31, 2009.

This Form 10-Q/A should be read in conjunction with the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

Index

PART I.  FINANCIAL INFORMATION

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

2. Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards. The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
Denominator:	2009	2008
Weighted average common shares for basic earning per share	17,642,856	18,081,809
Effect of dilutive securities	6,484	39,471
Weighted average common shares for diluted earnings per share	17,649,340	18,121,280

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

Date: May 18, 2009	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer