Form 10-Q/A
period 2009-03-31
Houston Wire & Cable CO
filed 2009-08-04
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2009

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on May 19, 2009, and is being filed solely to file Exhibits 31.1, 31.2 and 32.1, which were inadvertently omitted from Amendment No.1. The financial statements included under Part I, Item 1 of this Amendment No. 2 are identical to those included in Amendment No. 1.

INDEX

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
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

2. Earnings per Share

In accordance with SFAS No. 128, Earnings per Share , basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards. The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
	2009	2008
Denominator:
Weighted average common shares for basic earning per share	17,642,856	18,081,809
Effect of dilutive securities	6,484	39,471
Weighted average common shares for diluted earnings per share	17,649,340	18,121,280

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

PART II. OTHER INFORMATION

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

Date: August 4, 2009	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.