Form 10-Q
period 2009-06-30
Houston Wire & Cable CO
filed 2009-08-10
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES     ☒       NO     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐       NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐ NO   ☒

At August 3, 2009 there were 17,649,737 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended June 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$40,497	$50,798
Inventories, net	72,316	73,459
Deferred income taxes	1,475	1,384
Prepaid expenses	1,078	829
Income taxes receivable	90	—
Total current assets	115,456	126,470

Property and equipment, net	3,176	3,274
Goodwill	2,996	2,996
Deferred income taxes	2,196	1,926
Other assets	78	87
Total assets	$123,902	$134,753

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,030	$4,933
Trade accounts payable	14,253	10,091
Accrued and other current liabilities	11,610	11,682
Income taxes payable	—	1,644
Short term obligations	17,343	—
Total current liabilities	45,236	28,350

Long term obligations	—	29,808

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,988,952 shares issued: 17,649,737 and 17,642,552 outstanding at June 30, 2009 and December 31, 2008, respectively	21	21
Additional paid-in-capital	56,946	55,901
Retained earnings	76,449	75,540
Treasury stock	(54,750)	(54,867)
Total stockholders' equity	78,666	76,595
Total liabilities and stockholders' equity	$123,902	$134,753

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$61,882	$97,384	$127,714	$186,825
Cost of sales	48,910	73,153	100,929	139,927
Gross profit	12,972	24,231	26,785	46,898

Operating expenses:
Salaries and commissions	5,201	6,095	10,739	12,171
Other operating expenses	4,512	5,001	9,132	9,985
Depreciation and amortization	141	129	283	256
Total operating expenses	9,854	11,225	20,154	22,412
Operating income	3,118	13,006	6,631	24,486
Interest expense	108	450	263	991
Income before income taxes	3,010	12,556	6,368	23,495
Income taxes	1,165	4,811	2,459	9,013
Net income	$1,845	$7,745	$3,909	$14,482

Earnings per share:
Basic	$0.10	$0.44	$0.22	$0.81
Diluted	$0.10	$0.44	$0.22	$0.81
Weighted average common shares outstanding:
Basic	17,647,982	17,760,989	17,645,433	17,921,399
Diluted	17,663,522	17,798,403	17,656,445	17,959,842

Dividends declared per share	$0.085	$0.085	$0.17	$0.17

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities
Net income	$3,909	$14,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	256
Amortization of capitalized loan costs	40	40
Amortization of unearned stock compensation	1,194	1,058
Provision for doubtful accounts	—	14
Provision for returns and allowances	(45)	27
Provision for inventory obsolescence	238	(6)
Deferred income taxes	(415)	(363)
Changes in operating assets and liabilities:
Accounts receivable	10,346	(5,029)
Inventories	905	(2,940)
Prepaid expenses	(249)	(377)
Other assets	(31)	(53)
Book overdraft	(2,903)	(3,854)
Trade accounts payable	4,162	3,328
Accrued and other current liabilities	(72)	(6,817)
Income taxes payable/receivable	(1,734)	2,209
Net cash provided by operating activities	15,628	1,975
Investing activities
Expenditures for property and equipment	(186)	(211)
Net cash used in investing activities	(186)	(211)
Financing activities
Borrowings on revolver	130,433	192,696
Payments on revolver	(142,898)	(176,797)
Proceeds from exercise of stock options	18	54
Excess tax benefit for stock options	5	255
Payment of dividends	(3,000)	(3,040)
Purchase of treasury stock	—	(13,789)
Net cash used in financing activities	(15,442)	(621)
Net change in cash	—	1,143
Cash at beginning of period	—	—
Cash at end of period	$—	$1,143

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

The consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through August 10, 2009. The Company has disclosed these subsequent events in Note 7.

2. Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average common shares for basic earnings per share	17,647,982	17,760,989	17,645,433	17,921,399
Effect of dilutive securities	15,540	37,414	11,012	38,443
Weighted average common shares for diluted earnings per share	17,663,522	17,798,403	17,656,445	17,959,842

The weighted average common shares for diluted earnings per share for the three months ended June 30, 2009 and 2008 exclude stock options to purchase 1,127,679 and 828,644 shares, respectively, and 1,145,590 and 838,072 shares for the six months ended June 30, 2009 and 2008, respectively. Since these options have exercise prices that are higher than the average market price of the Company’s common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

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

4. Stockholders’ Equity

The Board of Directors approved a stock repurchase program to be completed on or before December 31, 2009, where the Company is authorized to purchase from time to time up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the quarter ended June 30, 2009, the Company did not repurchase any of its stock. During the quarter ended June 30, 2008, the Company repurchased 194,152 shares for a total cost of $3,601.

During each of the first two quarters of 2009, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. Dividends paid were $3,000 and $3,040 during the six months ended June 30, 2009 and 2008, respectively.

On May 18, 2009, the Company’s Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding at the close of business on May 28, 2009. The Rights become exercisable (and separate from the common stock) ten business days after (i) the acquisition of 20% or more of the common stock by any person or group (an “Acquiring Person”) or (ii) the commencement of a tender or exchange offer for 20% or more of the common stock.

In the event that an Acquiring Person acquires 20% or more of the common stock, or if the Company is the surviving corporation in a merger involving an Acquiring Person, each Right (other than Rights owned by an Acquiring Person) will entitle the holder to purchase for $40 (or the then-current purchase price) a number of shares of the Company’s common stock having a market value of $80 (or twice the then-current purchase price). Similarly, if the Company is acquired in a merger or sells substantially all of its assets, each Right (other than Rights owned by an Acquiring Person) will entitle the holder to purchase for the then-current purchase price a number of shares of the surviving company’s stock having a market value of twice the then-current purchase price.

The Rights do not entitle the holder to vote or to receive dividends and may be redeemed at the option of the Company for $0.001 per Right at any time before an Acquiring Person acquires 20% or more of the common stock. At any time an Acquiring Person owns between 20% and 50% of the Common Stock, the Board of Directors may exchange all or part of the Rights (other than Rights owned by the Acquiring Person) for shares of common stock on a one-for-one basis. Unless previously exchanged or redeemed, the Rights will expire on May 18, 2012. The Board of Directors will submit the stockholder rights plan for ratification by the Company’s stockholders at the next annual meeting.

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors is authorized to fix the particular preferences, rights, qualifications and restrictions of each series of preferred stock. In connection with the adoption of the stockholder rights plan, the Board of Directors designated 100,000 shares as Series A Junior Participating Preferred Stock. No shares of preferred stock have been issued.

5. Stock Based Compensation

On May 8, 2009, at the Annual Meeting of Stockholders, the Company issued options to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2009, has a contractual life of ten years and vests one year after the date of grant.

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

The following assumptions were used to calculate the fair value of the Company’s options issued during the six months ended June 30, 2009 and 2008:

	2009	2008
Expected volatility	81%	69%
Expected life in years	2.0 years	5.5 years
Risk-free interest rate	1.00%	3.81%
Dividend yield	3.29%	2.28%

Total stock-based compensation cost was $591 and $538 for the three months ended June 30, 2009 and 2008, respectively, and $1,194 and $1,058 for the six months ended June 30, 2009 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $227 and $207 for the three months ended June 30, 2009 and 2008, respectively, and $460 and $407 for the six months ended June 30, 2009 and 2008, respectively.

 As of June 30, 2009, there was $5,569 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 37 months.

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

7. Subsequent Event

On August 7, 2009, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on August 28, 2009, to stockholders of record at the close of business on August 14, 2009.

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

We offer products in most categories of specialty wire and cable, including:

•	continuous and interlocked armor cable (cable encapsulated in either a seamless or interlocked aluminum protective sheath);
•	control and power cable (single or multiple conductor industrial cable);
•	electronic wire and cable (computer, audio and signal cable);
•	flexible and portable cords (flexible, heavy duty industrial cable);
•	instrumentation and thermocouple cable (cable used for transmitting signals for instruments and heat sensing devices);
•	lead and high temperature cable (single conductor cable used for low or high temperature applications);
•	medium voltage cable (cable used for applications between 2,001 volts and 35,000 volts); and
•	premise and category wire and cable (cable used for home and high speed data applications).

We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Low-smoke, zero-halogen products are made with compounds that produce no halogen gases and very little smoke while under combustion.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged approximately $81,000 per year. A 20% change in our estimate at June 30, 2009 would have resulted in a change in income before income taxes of approximately $56,000.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2009 would have resulted in a change in income before income taxes of approximately $134,000.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2009 would have resulted in a change in income before income taxes of approximately $421,000.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the six months ended June 30, 2009 would have resulted in a change in income before income taxes of approximately $642,000.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2009, our net goodwill balance was $3.0 million, representing 2.4% of our total assets.

In 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, we test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2008, we performed our annual goodwill impairment tests for goodwill and, in light of current economic conditions, we also performed the impairment test as of March and June 2009. No impairment of goodwill was indicated from these tests. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percent of net sales for the periods presented.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.0%	75.1%	79.0%	74.9%
Gross profit	21.0%	24.9%	21.0%	25.1%

Operating expenses:
Salaries and commissions	8.4%	6.3%	8.4%	6.5%
Other operating expenses	7.3%	5.1%	7.2%	5.3%
Depreciation and amortization	0.2%	0.1%	0.2%	0.1%
Total operating expenses:	15.9%	11.5%	15.8%	12.0%

Operating income	5.0%	13.4%	5.2%	13.1%
Interest expense	0.2%	0.5%	0.2%	0.5%

Income before income taxes	4.9%	12.9%	5.0%	12.6%
Income taxes	1.9%	4.9%	1.9%	4.8%

Net income	3.0%	8.0%	3.1%	7.8%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2009 and 2008

Sales
	Three Months Ended June 30,
(Dollars in millions)	2009	2008	Change
Sales	$61.9	$97.4	$(35.5)	(36.5)%

Sales in the second quarter of 2009 decreased 36.5% to $61.9 million from $97.4 million in the second quarter of 2008. The two primary reasons for this decrease were continued reduced demand for our products due to difficult economic conditions and the significant reduction in the price of copper, a major component in some of our products, which fell 43.4% from the average price in the second quarter of 2008 compared to the second quarter of 2009. We estimate that the decrease in copper accounted for approximately one half of the sales decrease. Sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. In addition, sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation also decreased from the prior year period.

Gross Profit
	Three Months Ended
	June 30,
(Dollars in millions)	2009	2008	Change
Gross profit	$13.0	$24.2	$(11.3)	(46.5)%
Gross profit as a percent of sales	21.0%	24.9%	(3.9)%

Gross profit decreased 46.5% to $13.0 million in 2009 from $24.2 million 2008. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) was 21.0% in 2009 which was 390 basis points lower than 2008. The margin compression resulted from competitive pricing pressures due to the prolonged economic slowdown. In addition, while having less of an impact than in the first quarter of 2009, the severe drop in copper prices in the fourth quarter of 2008 continued to have an adverse effect on the profitability of certain stock products with heavy copper content.

Operating Expenses
	Three Months Ended
	June 30,
(Dollars in millions)	2009	2008	Change
Operating expenses:
Salaries and commissions	$5.2	$6.1	$(0.9)	(14.7)%
Other operating expenses	4.5	5.0	(0.5)	(9.8)%
Depreciation and amortization	0.1	0.1	0.0	9.3%
Total operating expenses	$9.9	$11.2	$(1.4)	(12.2)%

Operating expenses as a percent of sales	15.9%	11.5%	4.4%

Note: Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was primarily a result of lower incentive compensation due to the lower sales levels, gross margin, gross profit levels and other financial metrics used in the various incentive programs. Additionally, a lower headcount reduced salaries.

Other operating expenses in 2009 decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses, and lower warehouse supplies due to decreased sales.

Depreciation and amortization expense was consistent at $0.1 million.

Operating expenses as a percent of sales increased from 11.5% in 2008 to 15.9% in 2009 due to a deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $0.3 million or 76.0% to $0.1 million in 2009 from $0.5 million in 2008. The decrease in interest expense is due to a lower average effective interest rate resulting from market interest rate declines and lower debt levels due to the pay down of debt using cash from operations. In addition, in 2009 there were no treasury stock purchases, which we historically have funded through borrowings. The average effective interest rate decreased to 1.8% for the quarter ended June 30, 2009 from 4.0% for the quarter ended June 30, 2008. Average debt was $19.5 million for the quarter ended June 30, 2009 compared to $42.7 million for the quarter ended June 30, 2008.

Income Taxes

Income taxes decreased $3.6 million or 75.8% to $1.2 million in 2009 from $4.8 million in 2008 as our income before income taxes decreased 76.0%. Our effective income tax rate was 38.7% in 2009 compared to 38.3% in 2008.

Net Income

We achieved net income of $1.8 million in 2009 compared to $7.7 million in 2008, a decrease of 76.2%.

Comparison of the Six Months Ended June 30, 2009 and 2008

Sales
	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008	Change
Sales	$127.7	$186.8	$(59.1)	(31.6)%

Sales for the first six months of 2009 decreased 31.6% to $127.7 million from $186.8 million in the first six months of 2008. The two primary reasons for this decrease were continued reduced demand for our products due to difficult economic conditions and the significant reduction in the price of copper, a major component in some of our products, which fell 49.2% from the average price in the first six months of 2008 compared to the first six months of 2009. Sales in our core Repair and Replacement, or MRO, sector were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. Sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, after adjusting for copper deflation, remained relatively flat to the prior year . Sales within our growth initiatives remained more resilient to the overall market and economy as these projects were already in progress and had been previously funded.

Gross Profit
	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008	Change
Gross profit	$26.8	$46.9	$(20.1)	(42.9)%
Gross profit as a percent of sales	21.0%	25.1%	(4.1)%

Gross profit decreased 42.9% to $26.8 million in 2009 from $46.9 million 2008. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) was 21.0% in 2009 which was 410 basis points lower than 2008. The margin compression resulted from competitive pricing pressures due to the prolonged economic slowdown. In addition, the severe drop in copper prices in the fourth quarter of 2008 adversely impacted the profitability of certain stock products with heavy copper content.

Operating Expenses
	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008	Change
Operating expenses:
Salaries and commissions	$10.7	$12.2	$(1.4)	(11.8)%
Other operating expenses	9.1	10.0	(0.9)	(8.5)%
Depreciation and amortization	0.3	0.3	0.0	10.5%
Total operating expenses	$20.2	$22.4	$(2.3)	(10.1)%

Operating expenses as a percent of sales	15.8%	12.0%	3.8%

Note: Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was primarily a result of lower incentive compensation due to the lower sales levels, gross margin, gross profit levels and other financial metrics used in the various incentive programs. Additionally, a lower headcount in the second quarter of 2009 reduced salaries.

Other operating expenses in 2009 decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses, and lower warehouse supplies due to decreased sales.

Depreciation and amortization expense was consistent at $0.3 million.

Operating expenses as a percent of sales increased from 12.0% in 2008 to 15.8% in 2009 due to a deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $0.7 million or 73.5% to $0.3 million in 2009 from $1.0 million in 2008. The decrease in interest expense is due to a lower average effective interest rate resulting from market interest rate declines and lower debt levels due to the pay down of debt using cash from operations. In addition, there were no treasury stock purchases in 2009, which we historically have funded through borrowings. The average effective interest rate decreased to 1.8% for the period ended June 30, 2009 from 4.5% for the period ended June 30, 2008. Average debt was $24.0 million for the period ended June 30, 2009 versus $42.0 million for the period ended June 30, 2008.

Income Taxes

Income taxes decreased $6.6 million or 72.7% to $2.5 million in 2009 from $9.0 million in 2008 as our income before income taxes decreased 72.9%. Our effective income tax rate was 38.6% in 2009 compared to 38.4% in 2008.

Net Income

We achieved net income of $3.9 million in 2009 compared to $14.5 million in 2008, a decrease of 73.0%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. If we turn our inventory approximately four times a year, the impact of severe fluctuations in copper prices would primarily affect the results of the succeeding calendar quarter. Average copper prices for the quarter ended June 30, 2009, December 31, 2008 and June 30, 2008 were $2.15, $1.75 and $3.80, respectively.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2009, we have funded our capital expenditures through cash from operations. Our working capital amounted to $70.2 million at June 30, 2009 compared to $98.1 million at December 31, 2008.

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

Comparison of the Six Months Ended June 30, 2009 and 2008

Our net cash provided by operating activities for the six months ended June 30, 2009 was $15.6 million compared to $2.0 million in the prior year period. Our net income decreased by $10.6 million to $3.9 million in 2009 compared to $14.5 million in 2008. Accounts receivable decreased $10.3 million in 2009 due to lower sales volume. Accounts payable increased $4.2 million as a result of increased inventory purchases at the end of June. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $2.9 million. Inventory decreased slightly even though the Company purchased additional inventory during the second quarter to take advantage of special pricing and capture supplementary vendor rebates.

Net cash used in investing activities remained consistent at $0.2 million for 2009 and 2008 as requirements for additional capital resources remained low.

Net cash used in financing activities was $15.4 million in 2009 compared to $0.6 million in 2008. Net payments on the revolver of $12.5 million and dividend payments of $3.0 million, were the main components of cash used in financing activities.

Indebtedness

Our principal source of liquidity at June 30, 2009 was working capital of $70.2 million compared to $98.1 million at December 31, 2008. We also had available borrowing capacity of approximately $57.7 million at June 30, 2009 and $45.2 million at December 31, 2008 under our $75 million loan and security agreement.

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

Contractual Obligations

The following table describes our loan commitment at June 30, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$17,343	$17,343	$—	$—	$—

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

Item 4. Controls and Procedures

As of June 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings. – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2009 pursuant to the Company’s stock repurchase program.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
April 1 – 30, 2009	—	$—	—	$19,385,303
May 1 – 31, 2009	—	$—	—	$19,385,303
June 1 – 30, 2009	—	$—	—	$19,385,303
Total	—	$—	—

(1)
The board authorized a stock buyback program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the second quarter of 2009.

Item 3.  Defaults Upon Senior Securities. - Not applicable and has been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 8, 2009 for the purposes of (i) electing 7 directors to hold office until the next annual meeting of stockholders and (ii) ratifying the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees.

All of management's nominees for director as named in the proxy statement were elected by the votes set forth in the table below.  Each nominee received no fewer than 16,126,344 votes, which amounted to 97.3% of the shares voted. There were no broker non-votes with respect to any nominees.

NOMINEES	FOR	WITHHELD

Michael T. Campbell	16,463,320	103,689
I. Stewart Farwell	16,470,120	96,889
Peter M. Gotsch	16,126,344	440,665
Wilson B. Sexton	16,467,817	99,192
William H. Sheffield	16,458,993	108,016
Charles A. Sorrentino	16,463,020	103,989
Scott L. Thompson	16,463,020	103,989

Stockholders approved the ratification of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2009. 16,165,404 votes were cast “FOR”, 380,844 votes were cast “AGAINST”, and 20,759 shares abstained from voting on this matter.

Item 5.  Other Information. - Not applicable and has been omitted.

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

Date: August 10, 2009	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.