Form 10-Q
period 2009-09-30
Houston Wire & Cable CO
filed 2009-11-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

YES    ☐ NO    ☒

At November 2, 2009 there were 17,652,737 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$42,169	$50,798
Inventories, net	71,948	73,459
Deferred income taxes	1,674	1,591
Prepaid expenses	817	829
Total current assets	116,608	126,677

Property and equipment, net	3,114	3,274
Goodwill	2,362	2,362
Deferred income taxes	2,757	2,353
Other assets	28	87
Total assets	$124,869	$134,753

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,656	$4,933
Trade accounts payable	13,940	10,091
Accrued and other current liabilities	12,297	11,682
Income taxes payable	344	1,644
Total current liabilities	28,237	28,350

Long term obligations	16,707	29,808

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,988,952 shares issued: 17,652,737 and 17,642,552 outstanding at September 30, 2009 and December 31, 2008, respectively	21	21
Additional paid-in-capital	57,414	55,901
Retained earnings	77,190	75,540
Treasury stock	(54,700)	(54,867)
Total stockholders' equity	79,925	76,595
Total liabilities and stockholders' equity	$124,869	$134,753

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$63,579	$98,854	$191,293	$285,679
Cost of sales	50,117	76,214	151,046	216,141
Gross profit	13,462	22,640	40,247	69,538

Operating expenses:
Salaries and commissions	5,143	6,159	15,882	18,330
Other operating expenses	4,395	5,302	13,527	15,287
Depreciation and amortization	138	136	421	392
Total operating expenses	9,676	11,597	29,830	34,009
Operating income	3,786	11,043	10,417	35,529
Interest expense	140	472	403	1,463
Income before income taxes	3,646	10,571	10,014	34,066
Income taxes	1,405	3,996	3,864	13,009
Net income	$2,241	$6,575	$6,150	$21,057

Earnings per share:
Basic	$0.13	$0.37	$0.35	$1.18
Diluted	$0.13	$0.37	$0.35	$1.18
Weighted average common shares outstanding:
Basic	17,651,074	17,676,468	17,647,334	17,839,160
Diluted	17,666,284	17,704,818	17,659,425	17,874,238

Dividends declared per share	$0.085	$0.085	$0.255	$0.255

The accompanying Notes are an integral part of these Consolidated Financial Statements

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008

Operating activities
Net income	$6,150	$21,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	392
Amortization of capitalized loan costs	91	60
Amortization of unearned stock compensation	1,699	1,570
Provision for doubtful accounts	—	114
Provision for returns and allowances	(106)	33
Provision for inventory obsolescence	366	(43)
Deferred income taxes	(541)	(545)
Changes in operating assets and liabilities:
Accounts receivable	8,735	(8,578)
Inventories	1,145	(1,711)
Prepaid expenses	12	(139)
Other assets	(31)	(53)
Book overdraft	(3,277)	252
Trade accounts payable	3,849	4,141
Accrued and other current liabilities	615	(3,484)
Income taxes payable/receivable	(1,300)	1,293
Net cash provided by operating activities	17,828	14,359
Investing activities
Expenditures for property and equipment	(262)	(384)
Net cash used in investing activities	(262)	(384)
Financing activities
Borrowings on revolver	193,524	289,165
Payments on revolver	(206,625)	(283,472)
Proceeds from exercise of stock options	22	57
Excess tax benefit for stock options	13	264
Payment of dividends	(4,500)	(4,544)
Purchase of treasury stock	—	(15,445)
Net cash used in financing activities	(17,566)	(13,975)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

 HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

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

The consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Goodwill was reduced in the amount of $0.6 million with an offsetting adjustment to deferred income taxes. In 2000, the Company acquired the Futronix division of Kent Electronics Corporation. The purchase accounting entries made at the time of this acquisition improperly omitted the $0.6 million deferred tax asset associated with the Company’s book and tax basis differences in the net assets acquired. The accounting for deferred income taxes associated with subsequent reductions in the initial basis differences has been properly recorded. At December 31, 2008, subsequent to the recording of this adjustment, the deferred tax asset associated with the remaining basis difference is properly stated at $0.1 million.

Adoption of New Accounting Policy

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ended on or after September 15, 2009. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative GAAP now exists. All other literature is considered non-authoritative. The Codification does not change GAAP. The Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on our consolidated financial statements or related footnotes.

Business Combinations

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the guidance on January 1, 2009. The adoption did not have an impact on the consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this guidance effective June 15, 2009 and in connection with the filing of this Form 10-Q has evaluated subsequent events through November 9, 2009. The Company has disclosed these subsequent events in Note 7.

2. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option awards. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average common shares for basic earnings per share	17,651,074	17,676,468	17,647,334	17,839,160
Effect of dilutive securities	15,210	28,350	12,091	35,078
Weighted average common shares for diluted earnings per share	17,666,284	17,704,818	17,659,425	17,874,238

The weighted average common shares for diluted earnings per share exclude stock options to purchase 890,000 and 833,500 shares for the three months ended September 30, 2009 and 2008, respectively, and 1,060,393 and 836,548 shares for the nine months ended September 30, 2009 and 2008, respectively. Since these options have exercise prices that are higher than the average market price of the Company’s common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

3. Long Term Obligations

On September 21, 2009, the Company as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real estate in Houston, Texas. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory, which, at September 30, 2009, amounted to $72.9 million. The Company was in compliance with the financial covenants governing its indebtedness at September 30, 2009.

4. Stockholders’ Equity

The Board of Directors approved a stock repurchase program, where the Company is authorized to purchase from time to time up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011; See Note 7, Subsequent Events. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the quarter ended September 30, 2009, the Company did not repurchase any of its stock. During the quarter ended September 30, 2008, the Company repurchased 55,300 shares for a total cost of $0.9 million.

During each of the first three quarters of 2009, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. Dividends paid were $4.5 million and $4.5 million during the nine months ended September 30, 2009 and 2008, respectively.

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

On May 8, 2008, at the Annual Meeting of Stockholders, the Company issued options to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock) and 15,000 shares of common stock to the newly-elected non-employee director, for an aggregate of 45,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 8, 2008, has a contractual life of ten years and vested one year after the date of grant.

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

The following assumptions were used to calculate the fair value of the Company’s options issued during the nine months ended September 30, 2009 and 2008:

	2009	2008
Expected volatility	81%	69%
Expected life in years	2.0 years	5.5 years
Risk-free interest rate	1.00%	3.81%
Dividend yield	3.29%	2.28%

Total stock-based compensation cost was $0.5 million in each of the three months ended September 30, 2009 and 2008, and $1.7 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $0.2 million in each of the three months ended September 30, 2009 and 2008, and $0.7 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

 As of September 30, 2009, there was $4.9 million of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 31 months.

6. Contingencies

HWC, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, New Jersey, California and South Dakota alleging that certain wire and cable which may have contained asbestos, caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether HWC, in fact, distributed the wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, HWC did not manufacture any of the wire and cable at issue, and HWC would rely on any warranties from the manufacturers of such wire and cable if it were determined that any of the wire or cable that HWC distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that HWC believes it could enforce if its insurance coverage proves inadequate.

There are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

7. Subsequent Events

On November 6, 2009, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on November 27, 2009, to stockholders of record at the close of business on November 16, 2009.

On November 6, 2009, the Board of Directors also approved an extension of the current stock repurchase program for an additional two years through December 31, 2011. As of November 6, 2009, the program has a remaining authorization to purchase up to $19.4 million of shares.

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

We also offer private branded products, including our low-smoke, zero-halogen cable, LifeGuard™. Low-smoke, zero-halogen products are made with compounds that produce no halogen gases and very little smoke while under combustion.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company's financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at September 30, 2009 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2009 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2009 would have resulted in a change in income before income taxes of $0.4 million.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2009 would have resulted in a change in income before income taxes of $0.9 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2009, our net goodwill balance was $2.4 million, representing 1.9% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2009, we performed our annual goodwill impairment tests for goodwill. No impairment of goodwill was indicated from these tests. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percent of net sales for the periods presented.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.8%	77.1%	79.0%	75.7%
Gross profit	21.2%	22.9%	21.0%	24.3%

Operating expenses:
Salaries and commissions	8.1%	6.2%	8.3%	6.4%
Other operating expenses	6.9%	5.4%	7.1%	5.4%
Depreciation and amortization	0.2%	0.1%	0.2%	0.1%
Total operating expenses:	15.2%	11.7%	15.6%	11.9%

Operating income	6.0%	11.2%	5.4%	12.4%
Interest expense	0.2%	0.5%	0.2%	0.5%

Income before income taxes	5.7%	10.7%	5.2%	11.9%
Income taxes	2.2%	4.0%	2.0%	4.6%

Net income	3.5%	6.7%	3.2%	7.4%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended September 30, 2009 and 2008

Sales

	Three Months Ended September 30,
( Dollars in millions )	2009	2008	Change
Sales	$63.6	$98.9	$(35.3)	(35.7)%

Sales in the third quarter of 2009 decreased 35.7% to $63.6 million from $98.9 million in the third quarter of 2008. The two primary reasons for this decrease were continued reduced demand for our products due to difficult economic conditions and the significant reduction in the price of copper, a major component in our products, which fell 23.5% from the third quarter of 2008 compared to the third quarter of 2009. We estimate sales in our core business sectors of Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”) and Capital Projects, were down as a result of the challenging economy, which we believe lowered overall demand and discretionary spending. Sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation also decreased from the prior year period.

Gross Profit
	Three Months Ended
	September 30,
( Dollars in millions )	2009	2008	Change
Gross profit	$13.5	$22.6	$(9.2)	(40.5)%
Gross profit as a percent of sales	21.2%	22.9%	(1.7)%

Gross profit decreased 40.5% to $13.5 million in 2009 from $22.6 million in 2008. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) was 21.2% in 2009 which was 170 basis points lower than 2008. The margin compression resulted from competitive pricing pressures due to the prolonged economic slowdown.

The severe drop in copper prices in the fourth quarter of 2008, which adversely impacted the profitability of certain stock products with heavy copper content in the first two quarters of 2009, had a minimal adverse impact on gross profit during the third quarter of 2009. The average cost of inventory for these products was reduced by purchasing new inventory at a lower copper base in 2009. In addition, copper prices increased during the third quarter which positively increased the differential between the average cost of the inventory and sales prices.

Operating Expenses
	Three Months Ended
	September 30,
( Dollars in millions )	2009	2008	Change
Operating expenses:

Salaries and commissions	$5.1	$6.2	$(1.0)	(16.5)%
Other operating expenses	4.4	5.3	(0.9)	(17.1)%
Depreciation and amortization	0.1	0.1	0.0	1.5%
Total operating expenses	$9.7	$11.6	$(1.9)	(16.6)%

Operating expenses as a percent of sales	15.2%	11.7%	3.5%

Note: Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was a result of lower incentive compensation due to the lower sales levels, gross margin, gross profit levels and other financial metrics used in the various incentive programs and a lower headcount which reduced salaries.

Other operating expenses in 2009 decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses, and lower warehouse supplies due to decreased sales.

Depreciation and amortization was consistent at $0.1 million.

Operating expenses as a percent of sales increased from 11.7% in 2008 to 15.2% in 2009 due to a deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $0.3 million or 70.3% to $0.1 million in 2009 from $0.5 million in 2008. The decrease in interest expense is due to a lower average effective interest rate resulting from market interest rate declines and lower debt levels due to the pay down of debt using cash from operations. In addition, in 2009 there were no treasury stock purchases, which we historically have funded through borrowings. The average effective interest rate decreased to 1.8% for the quarter ended September 30, 2009 from 3.9% for the quarter ended September 30, 2008. Average debt was $19.0 million for the quarter ended September 30, 2009 compared to $46.9 million for the quarter ended September 30, 2008.

Income Taxes

Income taxes decreased $2.6 million or 64.8% to $1.4 million in 2009 from $4.0 million in 2008 as our income before income taxes decreased 65.5%. Our effective income tax rate was 38.5% in 2009 compared to 37.8% in 2008. The effective income tax rate increased due to higher state taxes and the effect of comparable permanent differences over a lower pretax income base.

Net Income

We achieved net income of $2.2 million in 2009 compared to $6.6 million in 2008, a decrease of 65.9%.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Sales
	Nine Months Ended
	September 30,
( Dollars in millions )	2009	2008	Change
Sales	$191.3	$285.7	$(94.4)	(33.0)%

Sales for the first nine months of 2009 decreased 33.0% to $191.3 million from $285.7 million in the first nine months of 2008. The two primary reasons for this decrease were continued reduced demand for our products due to difficult economic conditions and the significant reduction in the price of copper, a major component in our products, which fell 40.9% from the first nine months of 2008 compared to the first nine months of 2009. We estimate sales in our MRO sector were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. Sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation were also slightly down compared to the prior period. Sales within our growth initiatives remained slightly more resilient to overall market and economic conditions as projects in these areas were already in progress and had been previously funded.

Gross Profit
	Nine Months Ended
	September 30,
(Dollars in millions )	2009	2008	Change
Gross profit	$40.2	$69.5	$(29.3)	(42.1)%
Gross profit as a percent of sales	21.0%	24.3%	(3.3)%

Gross profit decreased 42.1% to $40.2 million in 2009 from $69.5 million in 2008. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) was 21.0% in 2009 which was 330 basis points lower than 2008. The margin compression resulted from competitive pricing pressures due to the prolonged economic slowdown. In addition, the severe drop in copper prices in the fourth quarter of 2008 adversely impacted profitability of certain stock products with heavy copper content primarily in the first two quarters of 2009.

Operating Expenses
	Nine Months Ended
	September 30,
( Dollars in millions )	2009	2008	Change
Operating expenses:
Salaries and commissions	$15.9	$18.3	$(2.4)	(13.4)%
Other operating expenses	13.5	15.3	(1.8)	(11.5)%
Depreciation and amortization	0.4	0.4	0.0	7.4%
Total operating expenses	$29.8	$34.0	$(4.2)	(12.3)%

Operating expenses as a percent of sales	15.6%	11.9%	3.7%

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

Depreciation and amortization was consistent at $0.4 million.

Operating expenses as a percent of sales increased from 11.9% in 2008 to 15.6% in 2009 due to a deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $1.1 million or 72.5% to $0.4 million in 2009 from $1.5 million in 2008. The decrease in interest expense is due to a lower average effective interest rate resulting from market interest rate declines and lower debt levels due to the pay down of debt using cash from operations. In addition, in 2009 there were no treasury stock purchases, which we historically have funded through borrowings. The average effective interest rate decreased to 1.8% for the period ended September 30, 2009 from 4.3% for the period ended September 30, 2008. Average debt was $22.4 million for the period ended September 30, 2009 compared to $43.6 million for the period ended September 30, 2008.

Income Taxes

Income taxes decreased $9.1 million or 70.3% to $3.9 million in 2009 from $13.0 million in 2008 as our income before income taxes decreased 70.6%. Our effective income tax rate was 38.6% in 2009 compared to 38.2% in 2008.

Net Income

We achieved net income of $6.2 million in 2009 compared to $21.1 million in 2008, a decrease of 70.8%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. If we turn our inventory approximately four times a year, the impact of severe fluctuations in copper prices would primarily affect the results of the succeeding calendar quarter. Average copper prices for the quarter ended September 30, 2009, December 31, 2008 and September 30, 2008 were $2.64, $1.75 and $3.45, respectively.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, debt service, capital expenditures and other general corporate purposes. Our primary sources of working capital are cash from operations supplemented by bank borrowings. During 2009, we have funded our capital expenditures through cash from operations. Our working capital amounted to $88.4 million at September 30, 2009 compared to $98.3 million at December 31, 2008.

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

Comparison of the Nine Months Ended September 30, 2009 and 2008

Our net cash provided by operating activities for the nine months ended September 30, 2009 was $17.8 million compared to $14.4 million in the prior year period. Our net income decreased by $14.9 million to $6.2 million in 2009 compared to $21.1 million in 2008.

Accounts receivable decreased $8.7 million in 2009 due to lower sales volume. Accounts payable increased $3.8 million as a result of increased inventory purchases at the end of September. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $3.3 million.

Net cash used in investing activities decreased slightly to $0.3 million in 2009 compared to $0.4 million in 2008.

Net cash used in financing activities was $17.6 million in 2009 compared to $14.0 million in 2008. Net payments on the revolver of $13.1 million and dividend payments of $4.5 million were the main components of cash used in financing activities during 2009.

Indebtedness

Our principal source of liquidity at September 30, 2009 was working capital of $88.4 million compared to $98.3 million at December 31, 2008. We also had available borrowing capacity of $56.2 million at September 30, 2009 and $45.2 million at December 31, 2008 under our $75 million loan agreement.

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

Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender, that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default, maintaining defined levels of fixed charge coverage and minimum levels of availability. The lender has a security interest in all of our assets except for the real property in Houston, Texas. The loan bears interest at the agent’s base interest rate. Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Contractual Obligations

The following table describes our loan commitment at September 30, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$16,707	$—	$—	$16,707	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2008.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Any forward looking statements speak only as of the date of this filing and the Company undertakes no obligation to publicly update such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

As of September 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings. – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2009 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2009	—	$—	—	$19,385,303
August 1 – 31, 2009	—	$—	—	$19,385,303
September 1 – 30, 2009	—	$—	—	$19,385,303
Total	—	$—	—

(1)
The board authorized a stock buyback program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the third quarter of 2009.

Item 3.  Defaults Upon Senior Securities. - Not applicable and has been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders. - Not applicable and has been omitted.

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

Date: November 9, 2009	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.