Form 10-K
period 2009-12-31
Houston Wire & Cable CO
filed 2010-03-15
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2009 was $191,423,284.

At March 1, 2010, there were 17,732,737 outstanding shares of the registrant’s common stock, $.001 par value per share.

 DOCUMENTS INCORPORATED BY REFERENCE
  Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

HOUSTON WIRE & CABLE COMPANY
Form 10-K
For the Fiscal Year Ended December 31, 2009

INDEX

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. During 2009, we served approximately 3,000 customers, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. During 2009, we distributed approximately 21,000 SKUs (stock-keeping units) to over 8,700 customer locations nationwide from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

We offer products in most categories of specialty wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; and premise and category wire and cable. We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Our specialty wire and cable is primarily used in repair and replacement, also referred to as maintenance, repair and operations ("MRO"), and related projects and is increasingly purchased for larger-scale projects in the utility, industrial and infrastructure markets. Our specialty wire and cable is used within a diverse range of industries, including the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and electrical distributors and their customers. Offering the breadth and depth of specialty wire and cable that we do, requires significant warehousing resources and a large number of SKUs. An electrical distributor, however, typically sells a wide variety of electrical products ranging from lighting to MRO supplies, and only a small percentage of these items represent specialty wire and cable. In addition, given their bulk and weight, specialty wire and cable require a disproportionately high percentage of warehouse space and materials handling capabilities compared to the sales volume they generate for an electrical distributor. Instead of dedicating larger amounts of warehouse space to inventory and making the investments in employee training, same-day shipment capabilities for specialty wire and cable, end-user support, and information technology needed to maintain industry leading levels of service, our distributor customers rely on us to supply much of their specialty wire and cable. At the other end of the supply chain, while manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting and same day shipment, and do not have multiple distribution centers across the nation. As a result, we believe that we serve an important role in the supply chain for specialty wire and cable and that it would be undesirable for manufacturers or electrical distributors to compete with us, given our nationwide product and service capabilities.

Our Cable Management Program addresses our customers’ growing demand for more sophisticated and efficient processes for large quantities of product procurement, in order to meet budgets and reduce expenses. This program entails purchasing and storing dedicated inventory, so our customers have immediate product availability for the duration of their projects. Some advantages of this program are extra pre-allocated safety stock, firm pricing, zero cable surplus and just-in-time delivery. Used on large construction and capital expansion projects, our Cable Management Program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to finish complex projects on time and within budget.

History

We were founded in 1975 and have a long history of reliable customer service, broad product selection and strong product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation. In 1997, we were purchased by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. During our 34 year history, we have successfully expanded our business from one original location in Houston, Texas to eleven strategic locations nationwide, which includes two third-party logistic providers.

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

U.S. Industry Overview

We operate within the U.S. electrical distribution market, which Electrical Wholesaling magazine estimates had industry-wide sales of $75.3 billion in 2009. Within the electrical distribution industry, our business focuses on specialty wire and cable. According to the U.S. Census Bureau, the total value of manufacturers' shipments of specialty wire and cable totaled approximately $9.6 billion in 2008. The products we sell are often highly engineered and require sophisticated knowledge to insure proper application. Examples of primary end-markets for specialty wire and cable include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

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

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resource’s 2010 Global Industrial Outlook, the spending on the power market in 2010 is expected to be $58 billion. While we do not distribute the power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to support the distribution of specialty wire and cable required for the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from these existing power generation units. These projects require the specialty instrumentation, power and control products that we distribute.

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy, comprised of a diverse base of manufacturing and production companies. According to Industrial Information Resource’s 2010 Global Industrial Outlook, the 2010 projected total industrial spending within the United States is expected to be $168 billion. We help our electrical distributor partners provide a wide variety of products specifically designed for the petroleum refining, chemical processing, metal/mineral, and manufacturing industries where there may be significant exposure to caustic materials or extreme temperatures. As with the utilities market, we are positioned to benefit from several environmental compliance projects, for example benzine reductions at refineries and sulphur dioxide reductions at chemical processing facilities.

Infrastructure Market.    We believe that significant infrastructure improvements and additions to support population density and growth will be needed over the next several years. Infrastructure market opportunities include construction within the transportation, water management, waste management, education and health care industries.  The American Recovery and Reinvestment Act (ARRA), passed in February 2009, is providing $787 billion to support infrastructure projects throughout the country.  According to Electrical Wholesaling magazine, $130 billion of the ARRA funds are earmarked for the construction industry. We believe we are positioned to benefit from this investment as capital projects associated with multiple opportunities including waste water management, mass transit, and newly emerging energy markets, require the products and services offered by our company.   We are assisting our customers to further penetrate the engineering and construction market by working with application engineers to drive specialty wire and cable specifications in these large construction projects.

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

Product Categories.    We distribute a wide array of wire and cable types for a host of applications, including:

•
Continuous Corrugated Armor. Continuous armor cable is available in low voltage and medium voltage constructions and is used in harsh environments where maximum conductor protection is required. The corrugated seamless aluminum armor sheath prevents the entrance of water, gas and corrosive elements into the electrical core of the cable. Continuous armor cable is used in a wide variety of applications including industrial power distribution, pulp and paper, utility and petrochemical operations. This product can be used indoors and outdoors, aerially, in conduits, ducts, cable trays and direct burial applications.

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

•
Interlocked Armor. Interlocked armor cable is available in low voltage and medium voltage constructions and is used in harsh environments where maximum conductor protection is required. The protective armor sheath is made from a thick corrugated metal tape that locks together as it is wrapped around the cable core. It is used in a wide variety of applications including industrial power distribution, pulp and paper, utility and petrochemical operations. This product can be used indoors and outdoors, aerially, in conduits, ducts, cable trays and direct burial applications.

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

•
LifeGuard™ cable is a low-smoke, zero-halogen cable constructed with highly engineered polymers. LifeGuard's™ properties exceed those of standard cable construction, and have excellent electrical and mechanical characteristics. The jacket on LifeGuard™ cable is highly flame-retardant, produces very small amounts of smoke when burned and contains no halogens. LifeGuard™ is used in harsh environments for power, control and lighting circuits in a broad range of commercial, industrial and utility applications. LifeGuard™ cable is ideal for applications where a high degree of safety and equipment protection is required. Our LifeGuard™ cable has been accepted for use by several hundred end-users, including leading engineering and construction firms. We are currently marketing LifeGuard™ to the utility industry for use in power generation and environmental control applications; to industrial plants for petrochemical, pharmaceutical and wastewater treatment related uses; to general industry for use in data centers, such as computer rooms, switching centers and central offices; and to the engineering and construction market for use in highly populated facilities, such as multi-story buildings, schools, hotels, hospitals, sports centers, airports and mass transit stations.

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

•
Cable Management Program. Our Cable Management Program is an inventory management system that pre-allocates specialty wire and cable for a customer's specific project and includes a custom program designed to manage all of the wire and cable requirements for the project. The major benefits of our Cable Management Program include guaranteed availability of materials, plus safety stock; immediate shipment of material upon field release; firm pricing and a dedicated project manager. As part of the program, wire and cable stock is reserved in our distribution centers and identified with a unique part number to ensure it is available for sale when requested by the customer. In addition, customers can review a project's inventory 24 hours a day via a secure internet site and can obtain details on items such as individual circuit cut history and shipment and order tracking information. Our Cable Management Program allows customers to better manage their large projects and helps to eliminate job site theft, expenses associated with delayed shipments of materials and surplus materials.

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

Customers

During 2009, we served approximately 3,000 customers, including virtually all of the top 200 U.S. electrical distributors, representing over 8,700 customer locations nationwide.

Our customers' primary end-markets include the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. While downturns or cyclicality in the markets our distributor customers serve could affect our business, we believe that the market and geographic diversity of our end-users helps to mitigate risks associated with regional or sector-specific cycles. No customer represented 10% or more of our 2009 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases with four leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2009 approximately 64% of our annual purchases came from four suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products.

Our top four suppliers in 2009 were Belden, General Cable Corp., Nexans Energy USA, Inc and Southwire Company. Products we purchased from these suppliers each generated more than 10% of our sales in 2009.

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

Sales Organization

In order to meet our growth initiatives and manage the corresponding increased contact with customers, we invested heavily in sales resources (including significantly increasing the size of our field sales force from 2003 to 2008). During 2009, as market conditions and demand declined, we reduced our field sales force by 8%.

We have expanded our sales channels to support our electrical distributor customers as "channel partners" to penetrate our targeted markets, including the utility, industrial and infrastructure markets. In cooperation with these distributors, we are implementing a pull-through sales strategy to increase demand for our products and services among selected end-users.

As of December 31, 2009, our sales and marketing staff consisted of approximately 148 employees, including 48 field sales personnel and 80 inside sales and technical support personnel. We market our specialty wire and cable through an inside sales force located throughout our regional offices and a field sales force located in key geographic markets throughout the U.S. By operating under a decentralized process, regional managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

Our field sales force focuses on developing demand for our products. We have organized our sales organization to service our customer base effectively and to penetrate new and larger end-markets. Our sales force optimization plan includes:

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

Through the NSC, we offer continuous in-depth training for our entry-level sales personnel. In addition to our NSC training, we offer our sales force extensive training and education, including training on ISO 9001:2008 standard sales-related procedures, a hands-on multi-department orientation, an in-house wire school facilitated by in-house experts and factory engineers, and in-depth training at suppliers manufacturing facilities. All sales professionals are educated on our regimented sales process with defined protocols, requirements and controls.

Marketing

As a result of initiatives we have adopted, we have augmented our marketing activities and functions by:

•	creating an executive marketing position responsible for continual strategic analysis of our marketing channels, customers, products, and brand awareness;
•	implementing a sales and marketing organizational infrastructure driven by corporate market managers and segmented by targeted markets;
•	adding marketing personnel to handle customer-specific marketing programs;
•	adopting pricing matrices and controls;
•	developing marketing plans to target new markets and customers; and
•	developing new private branded products, such as LifeGuard™, DataGuard® and Houwire®.

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

We employ database mining techniques to identify new business development opportunities and customers. We utilize our own data as well as third-party provided data. Our database contains over 23,000 contacts from over 8,700 accounts at electrical distributors nationwide. In addition, we have approximately another 23,400 contacts of engineering and procurement professionals. We believe we possess one of the largest databases of contact information for electrical distributors in the U.S.

We are members of various national marketing groups that represent hundreds of electrical distributors across the U.S. As a supplier member of these groups, we are recognized as a preferred supplier to these customers. We believe that our relationships with these groups are strong. We also maintain direct relationships with all of our customers who are distributor members of these groups.

Operations & Facilities

Purchasing

To maximize purchasing efficiencies, we utilize a centralized purchasing function located at our corporate headquarters in Houston, Texas, which manages each distribution center’s unique product profile and inventory levels. The purchasing department is led by the Vice President of Sales and Marketing, who oversees a Director of Supply Chain and Product Management, senior buyers who are responsible for purchasing specific product groups, length allocation specialists, who are responsible for efficient reel selection, and a logistics and product analyst, who is responsible for inventory optimization initiatives. Additionally, the corporate market managers and sales personnel provide feedback on product lines to the Vice President of Sales and Marketing and the Director of Supply Chain and Product Management. Our ability to consolidate demand and purchase large quantities of wire and cable provides substantial manufacturing scale for our suppliers and results in competitive prices including attractive rebate programs.

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

Information Systems and Technology

We utilize scalable information systems and technology to provide support for all of our operations. We utilize a proprietary state-of-the-industry ERP system. Over the years, the system has been upgraded and customized for our operations and allows for the seamless integration of financial, operational and administrative functions. We augmented our ERP system with the implementation of a CRM platform for customer relationship and sales force management, which allows for advanced customer management in a secure environment. Each of our locations is connected to our computer networks through dedicated data lines. These systems are protected by the support of recognized security systems, and we maintain a disaster recovery system that provides for the back-up of our data and continued systems operation.

Our automated bar-coded inventory system allows us to track and manage our inventory on a real-time basis. With approximately 47,000 reels across eleven distribution centers at December 31, 2009, our information technology systems allows complete traceability of our products through the entire supply chain from our suppliers to delivery to our customers and provides the total history of activity on each reel. We also developed a proprietary cable management system that allows our customers to review online the wire and cable products designated for specific projects, release orders for shipment and review previous shipments.

We have an experienced and dedicated information technology department, including on-site programmers and other network professionals.

Employees

At December 31, 2009, we had 268 employees, of which approximately 80% were sales and warehouse personnel.

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

ITEM 1A.  RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, cash flows and financial condition. As a result of the risks set forth below and elsewhere in this annual report, actual results could differ materially from those projected in any forward-looking statements.

Downturns in capital spending and cyclicality in certain of the markets we serve could have a material adverse effect on our financial condition and results of operations.

The majority of our products are used in the construction, maintenance and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries. Until the U.S. economy has recovered from the current downturn, the demand for our products and services will remain weak, which could have a material adverse effect on our financial condition and results of operations.

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

In 2009, our ten largest customers accounted for approximately 43% of our sales. If we were to lose one or more of our large electrical distributor customers, or if one or more of our large electrical distributor customers were to significantly reduce the amount of specialty wire and cable they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key electrical distributor customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the electrical distributor members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2009, we sourced products from approximately 160 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and supplier incentives. As a result, in 2009 approximately 64% of our purchases came from four suppliers. If any of these suppliers changed its sales strategy to reduce its reliance on distributors, or decided to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, specialty wire and cable suppliers often allocate products among distributors, and our allocations might not be adequate to meet our customers' needs.

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

An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further, demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long delay. If we cannot sustain the growth in demand for our LifeGuard™ products, if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

The following table sets forth information about our facilities and our distribution centers as of December 31, 2009.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Minnesota, North Dakota, New Jersey, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. We maintain general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate.

ITEM 4.  RESERVED

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Charles A. Sorrentino President and Chief Executive Officer	65	1998	President and Chief Executive Officer of the Company.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	57	1997	Chief Financial Officer, Treasurer and Secretary of the Company.

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

	High	Low
Year ended December 31, 2009:
First quarter	$9.34	$4.70
Second quarter	$14.76	$7.45
Third quarter	$12.66	$8.56
Fourth quarter	$13.49	$10.51

Year ended December 31, 2008:
First quarter	$17.97	$11.22
Second quarter	$22.74	$15.90
Third quarter	$22.00	$15.63
Fourth quarter	$17.47	$5.61

There were 14 holders of record of our common stock as of December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2009. For further information regarding our stock repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2009	—	$—	—	$19,385,303
November 1 – 30, 2009	—	$—	—	$19,385,303
December 1 – 31, 2009	—	$—	—	$19,385,303
Total	—	$—	—

(1)      The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the 4th quarter of 2009.

Stock Performance Graph

The following graph compares the total stockholder return on our common stock with the total return on the NASDAQ US Index and the Russell 2000 Index.  We believe the Russell 2000 Index includes companies with capitalization comparable to ours.  Houston Wire & Cable Company has a unique niche in the marketplace and due to the size and scope of our business platform, we are unable to identify peer issuers as the public companies within our industry are substantially more diversified than we are.

Total return is based on an initial investment of $100 on June 15, 2006, the date of our IPO and reinvestment of dividends.

Dividend Policy

Since February 1, 2008, we have paid a quarterly cash dividend of $0.085 per share, as approved by our Board of Directors. In each of 2008 and 2009, the cash dividend was $0.34 per share, resulting in total dividends paid of $6.0 million in both years.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Our credit facility does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item and by Item 12 regarding securities available for issuance is presented under Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet information at December 31, 2009 and December 31, 2008 from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2006 and December 31, 2005, and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$254,819	$360,939	$359,115	$323,467	$213,957
Cost of sales	201,865	275,224	266,276	231,128	158,240

Gross profit	52,954	85,715	92,839	92,339	55,717
Operating expenses:
Salaries and commissions	20,596	24,080	23,861	22,706	18,707
Other operating expenses	18,023	20,728	18,811	15,975	14,016
Management fee to stockholder (1)	—	—	—	208	500
Litigation settlements	—	—	—	—	(672)
Depreciation and amortization	563	523	459	376	398
Total operating expenses	39,182	45,331	43,131	39,265	32,949

Operating income	13,772	40,384	49,708	53,074	22,768
Interest expense	520	1,825	1,188	3,075	2,955

Income before income taxes	13,252	38,559	48,520	49,999	19,813
Income tax provision	5,220	14,822	18,295	19,325	7,299

Net income	$8,032	$23,737	$30,225	$30,674	$12,514

Earnings per share (2):
Basic	$0.46	$1.33	$1.49	$1.63	$0.75

Diluted	$0.45	$1.33	$1.48	$1.62	$0.75

Weighted average common shares outstanding (2):
Basic	17,648,696	17,789,739	20,328,182	18,875,192	16,606,672
Diluted	17,665,924	17,838,072	20,406,000	18,984,826	16,757,303
__________
(1)	The management fee arrangement was terminated as of the completion of our initial public offering in June 2006.
(2)	The 2005 and 2006 share information has been restated for the 1.875-for-1 stock split on May 16, 2006.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$46,859	$50,798	$58,202	$52,128	$41,309
Inventories, net	$61,325	$73,459	$69,299	$56,329	$31,306
Total assets	$122,014	$134,753	$139,091	$116,864	$81,241
Book overdraft (1)	$907	$4,933	$3,854	$1,265	$2,119
Total debt (2) (3)	$17,479	$29,808	$34,507	$12,059	$61,406
Stockholders’ equity (2) (3)	$80,813	$76,595	$71,170	$81,674	$742
_______
(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On December 30, 2005, we paid a special dividend of $20.0 million to our common stockholders and funded the payment by borrowing under our existing credit facility.
(3)
A stock repurchase program was approved in 2007. During the years ended December 31, 2008 and 2007, purchases of stock totaling $14,725 and $40,890, respectively, were made, part of which was funded by debt. No repurchases were made during the year ended December 31, 2009.

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

Overview

Since our founding over 30 years ago, we have grown to be one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. Today, we serve approximately 3,000 customers, including virtually all of the top 200 electrical distributors in the U.S. Our specialty wire and cable is primarily used in the repair and replacement sector, also referred to as maintenance, repair and operations (“MRO”), and related projects and is increasingly purchased for larger scale projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, transportation, utility and wastewater treatment industries.

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

From 2003 until the latter part of 2008, the U.S. electrical distribution market experienced increased demand, as large industrial and commercial companies increased capital spending to “catch-up” on deferred maintenance and upgrade and expand infrastructure. At the same time as the electrical distribution market began to recover, we implemented a new sales and marketing strategy that focuses on working in concert with our distributor customers to generate demand from end-users in our targeted markets and to strengthen relationships with project and specifying engineers to stimulate demand for our specialty wire and cable. As of December 31, 2009 we had 148 sales and marketing employees. We also introduced our LifeGuard™ line of low-smoke, zero-halogen cable products, which due to their highly engineered specifications and safety benefits, typically generate higher margins for us than traditional cable products.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of the receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at December 31, 2009 would have resulted in a change in income before income taxes of $0.1 million for the year ended December 31, 2009.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2009 would have resulted in a change in income before income taxes of $0.1 million for the year ended December 31, 2009.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2009 would have resulted in a change in income before income taxes of $0.4 million for the year ended December 31, 2009.

 Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during 2009 would have resulted in a change in income before income taxes of $1.1 million for the year ended December 31, 2009.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2009, our goodwill balance was $2.4 million, representing 1.9% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2009, we performed our annual goodwill impairment test and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Adoption of New Accounting Policies

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ended on or after September 15, 2009. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Only one level of authoritative GAAP now exists. All other literature is considered non-authoritative. The Codification does not change GAAP. We adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on our consolidated financial statements or related footnotes.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009. We adopted this guidance effective June 15, 2009 and, in connection with the filing of this Form 10-K, we have evaluated subsequent events through March 15, 2010. We have disclosed these subsequent events in Note 10, to our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also requires transaction costs related to the business combination to be expensed as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009. The adoption did not have an impact on our consolidated financial statements.

 Sales

We generate most of our sales by providing specialty wire and cable to our customers, as well as billing for freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced.

Cost of Sales

Cost of sales consists primarily of the average cost of the specialty wire and cable that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors and vendor rebates generally related to annual purchase targets, as well as inventory obsolescence charges.

Operating Expenses

Operating expenses include all expenses incurred to receive, sell and ship product and administer the operations of the Company.

Salaries and Commissions. Salary expense includes the base compensation, and any overtime earned by hourly personnel, for all sales, administrative and warehouse employees and stock compensation expense for options and restricted stock granted to employees. Commission expense is earned by inside sales personnel based on gross profit dollars generated, by field sales personnel from generating sales and meeting various objectives, by sales, national and marketing managers for driving the sales process, by regional managers based on the profitability of their branches and by corporate managers based primarily on our profitability and also on other operating metrics.

Other Operating Expenses. Other operating expenses include all other expenses, except for salaries and commissions and depreciation and amortization. This includes all payroll taxes, health insurance, traveling expenses, public company expenses, advertising, management information system expenses, facility rent and all distribution expenses such as packaging, reels, and repair and maintenance of equipment and facilities.

Depreciation and Amortization. We incur depreciation and amortization expenses for costs related to the capitalization of property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We amortize leasehold improvements over the shorter of the lease term or the life of the related asset.

Interest Expense

Interest expense consists primarily of interest we incur on our debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2009, 2008 and 2007.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales	79.2%	76.3%	74.1%
Gross profit	20.8%	23.7%	25.9%

Operating expenses:
Salaries and commissions	8.1%	6.7%	6.6%
Other operating expenses	7.1%	5.7%	5.2%
Depreciation and amortization	0.2%	0.1%	0.1%
Total operating expenses	15.4%	12.6%	12.0%

Operating income	5.4%	11.2%	13.8%
Interest expense	0.2%	0.5%	0.3%
Income before income taxes	5.2%	10.7%	13.5%
Income tax provision	2.0%	4.1%	5.1%

Net income	3.2%	6.6%	8.4%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2009 and 2008

Sales
	Year Ended
	December 31,
(Dollars in millions)	2009	2008	Change
Sales	$254.8	$360.9	$(106.1)	(29.4	) %

Our sales for 2009 decreased 29.4% to $254.8 million from $360.9 million in 2008. The two primary reasons for this decrease were continued reduced demand for our products, as our customers sought to conserve capital and minimize expenditures during a difficult economic environment, and the reduction in the price of copper, which fell on average by 24.9% during 2009. Since copper is a major component in many of our products, a decrease in the market price of copper reduces the prices at which we can sell those products. We estimate sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. Partially offsetting this decrease in MRO sales was the increase in sales within our five internal growth initiatives encompassing Utility Power Generation, Environmental Compliance, Engineering & Construction, Industrials, and LifeGuard™ (and other private branded products). Sales within our growth initiatives remained more resilient to the overall market and economy as projects in these areas were already in progress and had been previously funded. Project bookings and backlog for our growth initiatives in 2009 increased as a result of our continued penetration into these markets.

Gross Profit
	Year Ended
	December 31,
(Dollars in millions)	2009	2008	Change
Gross profit	$53.0	$85.7	$(32.8)		(38.2	) %
Gross profit as a percent of sales	20.8%	23.7%	(2.9	) %

 Gross profit decreased $32.8 million or 38.2% to $53.0 million in 2009 from $85.7 million in 2008. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) decreased to 20.8% in 2009 from 23.7% in 2008. The gross margin compression resulted from competitive pricing pressures throughout the year due to the prolonged economic slowdown. In addition, the severe drop in copper prices in the fourth quarter of 2008 adversely impacted gross margin on sales from certain stock products with heavy copper content, primarily in the first two quarters of 2009.

Operating Expenses
	Year Ended
	December 31,
(Dollars in millions)	2009	2008	Change
Operating expenses:
Salaries and commissions	$20.6	$24.1	$(3.5)	(14.5)%
Other operating expenses	18.0	20.7	(2.7)	(13.0)%
Depreciation and amortization	0.6	0.5	0.1	7.6%
Total operating expenses:	$39.2	$45.3	$(6.1)	(13.6)%

Operating expenses as a percent of sales	15.4%	12.6%	2.8%

Salaries and Commissions. The decrease in salaries and commissions was a result of lower incentive compensation due to the lower sales levels, gross margin, gross profit levels and other financial metrics used in the various incentive programs and a lower headcount which reduced salaries.

Other Operating Expenses. Other operating expenses in 2009 decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses, reduced warehouse supplies due to declining sales and decreased expenses associated with a lower headcount.

Depreciation and Amortization. Depreciation and amortization increased slightly to $0.6 million in 2009 from $0.5 million in 2008.

Operating expenses as a percentage of sales increased to 15.4% in 2009 from 12.6% in 2008 due to the deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $1.3 million or 71.5% to $0.5 million in 2009 from $1.8 million in 2008. The decrease in interest expense is due to a lower average effective interest rate in 2009 resulting from market interest rate declines, and lower debt levels due to the pay down of debt using cash from operations. The average effective interest rate decreased to 1.8% in 2009 from 4.2% in 2008. Average debt was $20.8 million in 2009 compared to $41.5 million in 2008. In addition, during 2009 there were no treasury stock purchases, which we historically have funded through borrowings, while there were $15.4 million of funded treasury stock purchases in 2008.

Income Tax Expense

Income taxes decreased 64.8% or $9.6 million to $5.2 million in 2009 from $14.8 million in 2008 as our income before taxes decreased 65.6%. Our effective income tax rate was 39.4% in 2009 compared to 38.4% in 2008. The effective income tax rate increased due primarily to a deferred tax adjustment recorded in 2009 relating to prior periods and the effect of permanent differences over a lower pretax income base.

Net Income

We achieved net income of $8.0 million in 2009 compared to $23.7 million in 2008, a decrease of 66.2%.

Comparison of Years Ended December 31, 2008 and 2007

Sales
	Year Ended
	December 31,
(Dollars in millions)	2008	2007	Change
Sales	$360.9	$359.1	$1.8	0.5%

Our sales for 2008 increased 0.5% to $360.9 million from $359.1 million in fiscal year 2008.  The Company estimates that a major contributor of revenue resulted from project activity in the five internal growth initiatives encompassing Utility Power Generation, Environmental Compliance, Engineering & Construction, Industrials, and LifeGuard™ (and other private branded products).  Although beginning to slow in the latter half of the year, investment and capital expansion within these initiatives was generally healthy as previously established funding remained intact.  Sales to our core Repair and Replacement or MRO sector, were slightly down as a result of the challenging economy which we believe lowered discretionary spending.

Gross Profit
	Year Ended
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

Operating Expenses
	Year Ended
	December 31,
(Dollars in millions)	2008	2007	Change
Operating expenses:
Salaries and commissions	$24.1	$23.9	$0.2	0.9%
Other operating expenses	20.7	18.8	1.9	10.2%
Depreciation and amortization	0.5	0.5	0.0	13.9%
Total operating expenses:	$45.3	$43.1	$2.2	5.1%

Operating expenses as a percent of sales	12.6%	12.0%	0.6%

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. In the second half of 2008, average per pound copper prices declined precipitously. From a high of $3.77 in July, copper fell to $3.15 in September and to $1.39 in December, significantly impacting our gross margins in the fourth quarter of 2008 and the first two quarters of 2009. Our average cost price for some of our products were higher than replacement cost and accordingly our gross margins were adversely impacted until our average cost prices normalized to market in the latter part of 2009 as new product was received. The impact of declining copper prices on sales and net income during 2008 cannot be isolated, as weakening economic demand also negatively impacted performance. To the extent commodity prices further decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in copper prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	additional stock repurchases;
•	cash flows generated from operating activities;
•	payment of dividends;
•	capital expenditures; and
•	acquisitions

Comparison of Years Ended December 31, 2009 and 2008

Our net cash provided by operating activities was $18.7 million in 2009, a decrease of $7.7 million or 29.1% compared to cash provided by operating activities of $26.4 million in 2008. Our net income decreased by $15.7 million or 66.2% to $8.0 million in 2009 from $23.7 million in 2008.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $8.2 million which was primarily caused by a reduction in inventory of $11.6 million. The inventory decrease more closely aligned inventory levels with the lower sales activity caused by the economic recession. Accounts receivable decreased $4.0 million due to lower sales in 2009. In addition, at December 31, 2009, a customer is withholding payment on $4.8 million of accounts receivable in connection with a dispute. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $4.0 million. Prepaids increased $2.8 million primarily related to a prepayment for inventory which was subsequently received in January 2010. Accounts payable increased $1.5 million due in part to our withholding payment of $4.9 million in connection with the dispute mentioned above. Income taxes payable decreased $1.4 million due to a $1.2 million dollar federal tax payment that was postponed from December 2008 until January 2009 as allowed by the Internal Revenue Service for businesses in the Hurricane Ike disaster area.

Net cash used in investing activities decreased to $0.4 million in 2009 from $0.6 million in 2008 as the Company enacted a more stringent policy for capital expenditures due to the slowing economic conditions during 2009.

Net cash used in financing activities decreased $7.6 million or 29.3% to $18.3 million in 2009 from $25.9 million in 2008. Net repayments on the revolver of $12.3 million and dividend payments of $6.0 million were the main components of financing activities in 2009.

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

Indebtedness

Our principal source of liquidity at December 31, 2009 was working capital of $89.9 million compared to $98.3 million at December 31, 2008. We also had available borrowing capacity in the amount of $49.7 million at December 31, 2009 and $45.2 million at December 31, 2008 under our loan and security agreement.

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

Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender, that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The lender has a security interest in all of our assets except for the real property in Houston, Texas. The loan bears interest at the agent’s base interest rate.

Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on our debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract.

Covenants in the loan agreement require us to maintain certain minimum financial ratios and restrict the level of capital expenditures. Repaid amounts can be re-borrowed subject to the borrowing base. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. As of December 31, 2009, we were in compliance with all financial covenants. We paid approximately $0.1 million in unused facility fees for the year ended December 31, 2009.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2009.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$17,479	$—	$—	$17,479	$—
Operating lease obligations	9,116	2,469	4,152	2,285	210
Non-cancellable purchase obligations (1)	27,713	27,713	—	—	—
Total	$54,308	$30,182	$4,152	$19,764	$210
__________
(1)
These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2009. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $0.5 million, $0.6 million and $0.7 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchases

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. There were no shares repurchased during 2009.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Our variable interest rate debt is sensitive to changes in the general level of interest rates. At December 31, 2009, the weighted average interest rate on our $17.5 million of variable interest debt was approximately 2.1%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2009 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.2 million effect on our annual interest expense.

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

Climate Risk

Our operations are subject to inclement weather conditions including hurricanes, earthquakes and abnormal weather events. Our previous experience from these events has had a minimal effect on our operations and results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the captions “Market Risk Management”, “Interest Rate Risk”, “Commodity Risk”, and “Foreign Currency Exchange Rate Risk”.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2010

Houston Wire & Cable Company
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$46,859	$50,798
Inventories, net	61,325	73,459
Deferred income taxes	1,776	1,591
Prepaids	3,649	829
Total current assets	113,609	126,677

Property and equipment, net	3,169	3,274

Goodwill	2,362	2,362
Deferred income taxes	2,855	2,353
Other assets	19	87
Total assets	$122,014	$134,753

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$907	$4,933
Trade accounts payable	11,610	10,091
Accrued and other current liabilities	10,924	11,682
Income taxes	281	1,644
Total current liabilities	23,722	28,350

Long-term obligations	17,479	29,808

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued:
17,732,737 and 17,642,552 shares outstanding at December 31, 2009 and 2008, respectively	21	21
Additional paid-in capital	56,609	55,901
Retained earnings	77,571	75,540
Treasury stock	(53,388)	(54,867)
Total stockholders’ equity	80,813	76,595

Total liabilities and stockholders’ equity	$122,014	$134,753

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
 Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Sales	$254,819	$360,939	$359,115
Cost of sales	201,865	275,224	266,276
Gross profit	52,954	85,715	92,839

Operating expenses:
Salaries and commissions	20,596	24,080	23,861
Other operating expenses	18,023	20,728	18,811
Depreciation and amortization	563	523	459
Total operating expenses	39,182	45,331	43,131

Operating income	13,772	40,384	49,708
Interest expense	520	1,825	1,188
Income before income taxes	13,252	38,559	48,520
Income tax provision	5,220	14,822	18,295
Net income	$8,032	$23,737	$30,225

Earnings per share:
Basic	$0.46	$1.33	$1.49
Diluted	$0.45	$1.33	$1.48

Weighted average common shares outstanding:
Basic	17,648,696	17,789,739	20,328,182
Diluted	17,665,924	17,838,072	20,406,000

Dividends declared per share	$0.34	$0.34	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
 Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)

Balance at December 31, 2006	20,867,172	21	50,979	30,674	—	—	81,674
Net income	—	—	—	30,225	—	—	30,225
Exercise of stock options	121,780	—	91	(56)	3,375	62	97
Excess tax benefit for stock options	—	—	1,235	—	—	—	1,235
Amortization of unearned stock compensation	—	—	1,826	—	—	—	1,826
Purchase of treasury stock, net	—	—	—	—	(2,414,600)	(40,890)	(40,890)
Dividends paid	—	—	—	(2,997)	—	—	(2,997)

Balance at December 31, 2007	20,988,952	21	54,131	57,846	(2,411,225)	(40,828)	71,170
Net income	—	—	—	23,737	—	—	23,737
Exercise of stock options	—	—	(628)	—	42,079	686	58
Excess tax benefit for stock options	—	—	264	—	—	—	264
Amortization of unearned stock compensation	—	—	2,134	—	—	—	2,134
Purchase of treasury stock, net	—	—	—	—	(977,254)	(14,725)	(14,725)
Dividends paid	—	—	—	(6,043)	—	—	(6,043)

Balance at December 31, 2008	20,988,952	21	55,901	75,540	(3,346,400)	(54,867)	76,595
Net income	—	—	—	8,032	—	—	8,032
Exercise of stock options	—	—	(145)	—	10,185	167	22
Excess tax benefit for stock options	—	—	13	—	—	—	13
Deferred tax adjustment related to stock compensation	—	—	(53)	—	—	—	(53)
Amortization of unearned stock compensation	—	—	2,205	—	—	—	2,205
Issuance of restricted stock awards	—	—	(1,312)	—	80,000	1,312	—
Dividends paid	—	—	—	(6,001)	—	—	(6,001)
Balance at December 31, 2009	20,988,952	$21	$56,609	$77,571	(3,256,215)	$(53,388)	$80,813

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
 Consolidated Statements of Cash Flows
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$8,032	$23,737	$30,225

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563	523	459
Amortization of capitalized loan costs	99	80	66
Amortization of unearned stock compensation	2,205	2,134	1,826
Provision for doubtful accounts	—	214	(238)
Provision for returns and allowances	(109)	70	(37)
Provision for inventory obsolescence	529	46	55
(Gain) loss on disposals of property and equipment	(15)	8	(15)
Deferred income taxes	(741)	(900)	(557)
Changes in operating assets and liabilities:
Accounts receivable	4,048	7,120	(5,799)
Inventories	11,606	(4,206)	(13,025)
Prepaids	(2,820)	3	(382)
Other assets	(31)	(53)	(45)
Book overdraft	(4,026)	1,079	2,589
Trade accounts payable	1,519	(2,206)	1,309
Accrued and other current liabilities	(758)	(4,861)	6,185
Income taxes	(1,363)	3,648	(2,524)
Net cash provided by operating activities	18,738	26,436	20,092

Investing activities
Expenditures for property and equipment	(462)	(572)	(728)
Proceeds from disposals of property and equipment	19	1	23
Net cash used in investing activities	(443)	(571)	(705)

Financing activities
Borrowings on revolver	255,829	371,915	397,471
Payments on revolver	(268,158)	(376,614)	(375,023)
Proceeds from exercise of stock options	22	58	97
Payment of dividends	(6,001)	(6,043)	(2,997)
Excess tax benefit for options	13	264	1,235
Purchase of treasury stock	—	(15,445)	(40,170)
Net cash used in financing activities	(18,295)	(25,865)	(19,387)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures
Cash paid during the year for interest	$514	$1,920	$1,119

Cash paid during the year for income taxes	$7,352	$11,908	$20,148

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Notes to Consolidated Financial Statements
 (in thousands, except share data)

1.   Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., distributes specialty electrical wire and cable to the U.S. electrical distribution market through eleven locations in ten states throughout the United States. The Company has no other business activity.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The purchase accounting entries made at the time of the Company’s acquisition of the Futronix division of Kent Electronics Corporation in 2000 improperly omitted the $634 deferred tax asset associated with the Company’s book and tax basis differences in the net assets acquired. That omission was corrected in 2009 by reducing goodwill in the amount of $634 with an offsetting adjustment to deferred income taxes. The accounting for deferred income taxes associated with subsequent reductions in the initial basis difference has been properly recorded. At December 31, 2008, subsequent to the recording of this adjustment, the deferred tax asset associated with the remaining basis difference is properly stated at $61.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2009	2008	2007
Denominator:
Weighted average common shares for basic earnings per share	17,648,696	17,789,739	20,328,182
Effect of dilutive securities	17,228	48,333	77,818
Denominator for diluted earnings per share	17,665,924	17,838,072	20,406,000

 Options to purchase 1,042,795, 829,822 and 586,075 shares of common stock were not included in the diluted net income per share calculation for 2009, 2008 and 2007, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $282 and $262, and a reserve for returns and allowances of $604 and $713 at December 31, 2009 and 2008, respectively. Consistent with industry practices, the Company normally requires payment from its customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2009	2008	2007
Balance at beginning of year	$262	$130	$490
Bad debt expense	—	214	(238)
Write-offs, net of recoveries	20	(82)	(122)
Balance at end of year	$282	$262	$130

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $2,228 and $1,838 at December 31, 2009 and 2008, respectively.

Vendor Rebates

Under many of the Company’s arrangements with its vendors, the Company receives a rebate of a specified amount of consideration, payable when the Company achieves any of a number of measures, generally related to the volume level of purchases from the vendors. The Company accounts for such rebates as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until it sells the products, at which time such rebates reduce cost of sales in the accompanying consolidated statements of income. Throughout the year, the Company estimates the amount of the rebates earned based on its estimate of purchases to date relative to the purchase levels that mark its progress toward earning the rebates. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	30 years
Machinery and equipment	3 to 5 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Depreciation expense was approximately $563, $523, and $459 for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

Goodwill is not amortized but is reviewed annually for impairment, or more frequently if indications of possible impairment exist, by applying a fair value-based test. The Company completes the required annual assessment as of October 1 of each year. The Company has performed the requisite impairment tests for goodwill and has determined that goodwill was not impaired.

Other Assets

Other assets include deferred financing costs of $1,791. The capitalized loan costs are amortized on a straight-line basis over the contractual life of the related debt agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2009 and 2008 was approximately $1,779 and $1,715, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the agreement is $12 and $0 for the years 2010 and 2011, respectively.

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

The Company recognizes revenue when the following four basic criteria have been met:

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

Credit Risk

The Company’s customers are located primarily throughout the United States. No one customer accounted for 10% or more of the Company’s sales in 2009 or 2008. In 2007, 12% of the Company’s sales were generated from one customer. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $94, $722, and $947 for the years ended December 31, 2009, 2008, and 2007, respectively.

Financial Instruments

The carrying values of the accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Stock-Based Compensation

Stock options issued under the Company’s stock plan have an exercise price equal to the fair value of the Company’s stock on the grant date. Restricted stock is issued at the closing price of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of income.

The Company receives a tax deduction for certain stock option exercises in the period in which the options are exercised, generally for the excess of the market price on the date of exercise over the exercise price of the options. The Company reports excess tax benefits from the award of equity instruments as financing cash flows. Excess tax benefits result when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ended on or after September 15, 2009. The Codification is now the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative GAAP now exists. All other literature is considered non-authoritative. The Codification does not change GAAP. The Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on the consolidated financial statements or related footnotes.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this guidance effective June 15, 2009 and in connection with the filing of this Form 10-K the Company has evaluated subsequent events through March 15, 2010. The Company has disclosed these subsequent events in Note 10, to the consolidated financial statements.

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

2.   Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2009	2008
Land	$617	$617
Buildings	2,209	2,166
Machinery and equipment	6,109	6,049
	8,935	8,832
Less accumulated depreciation	5,766	5,558
	$3,169	$3,274

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:

	At December 31,
	2009	2008
Customer advances	$3,756	$2,080
Customer rebates	1,791	3,304
Payroll, commissions, and bonuses	1,271	1,659
Accrued inventory purchases	1,205	2,093
Other	2,901	2,546
	$10,924	$11,682

3.   Long-Term Obligations

On September 21, 2009, the Company as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75,000 revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real estate in Houston, Texas. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain certain minimum financial ratios. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default, maintaining defined levels of fixed charge coverage and minimum levels of availability. At December 31, 2009, the Company was in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings at December 31, 2009 and 2008 were $17,479 and $29,808, respectively. The weighted average interest rates on outstanding borrowings were 2.1% and 2.3% at December 31, 2009 and 2008, respectively.

During 2009, the Company had an average available borrowing capacity of approximately $51,677. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2009, the Company had available borrowing capacity of $49,706 under the terms of the Loan Agreement. Under the Loan Agreement, the Company is obligated to pay an unused facility fee of 0.2% computed on a daily basis. During the years ended December 31, 2009, 2008 and 2007, the Company paid $107, $68, and $77, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2010	$—
2011	—
2012	—
2013	17,479
Total	$17,479

4.   Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$5,307	$14,022	$16,607
State	654	1,700	2,245
Total current	5,961	15,722	18,852

Deferred:
Federal	(674)	(819)	(511)
State	(67)	(81)	(46)
Total deferred	(741)	(900)	(557)

Total	$5,220	$14,822	$18,295

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.7	2.9
Non-deductible items	0.9	0.5	0.3
Other	0.7	0.2	(0.5)
Total effective tax rate	39.4%	38.4%	37.7%

Significant components of the Company’s deferred tax assets were as follows:

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Property and equipment	$386	$391
Goodwill	148	339
Uniform capitalization adjustment	634	543
Inventory reserve	858	854
Allowance for doubtful accounts	109	101
Stock compensation expense	2,397	1,622
Other	99	94
Total deferred tax assets	$4,631	$3,944

In 2006, new accounting principles were issued which clarified the accounting for uncertainty in income taxes recognized. The Company adopted these principles on January 1, 2007, as required. The Company recorded the cumulative effect of adopting these principles in retained earnings and other accounts as applicable.

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2009, 2008 and 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

 5.   Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and the issuance of restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the year ended December 31, 2009, the Company did not repurchase any of its stock. During the year ended December 31, 2008, the Company repurchased 977,254 shares for a total cost of $14,725. As of December 31, 2009, the Company had total repurchases of 3,391,854 shares for a total cost of $55,615.

The December 31, 2007 statement of cash flows has been adjusted to exclude accrued shares purchases totaling $720 at December 31, 2007, funded during the first quarter of 2008.

On August 1, 2007, the Board of Directors approved an initial cash dividend of $0.075 per share payable to stockholders of record on August 15, 2007. This quarterly dividend was paid at the same rate per share for the final quarter of 2007, resulting in aggregate 2007 dividends of $2,997.  On February 1, 2008, the Board of Directors approved an increase in the quarterly dividend to $0.085 per share. Since February 2008, the Company has paid a quarterly cash dividend of $0.085 per share, resulting in aggregate dividends in 2009 and 2008 of $6,001 and $6,043, respectively.

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

The Rights do not entitle the holder to vote or to receive dividends and may be redeemed at the option of the Company for $0.001 per Right at any time before an Acquiring Person acquires 20% or more of the common stock. At any time an Acquiring Person owns between 20% and 50% of the common stock, the Board of Directors may exchange all or part of the Rights (other than Rights owned by the Acquiring Person) for shares of common stock on a one-for-one basis. Unless previously exchanged or redeemed, the Rights will expire on May 18, 2012. The Board of Directors will submit the stockholder rights plan for ratification by the Company’s stockholders at the annual meeting to be held on May 7, 2010.

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

6.   Related-Party Transactions

In March 2007, the Company registered an offering for its then largest stockholder, Code, Hennessy & Simmons II, L.P. and other selling stockholders, who sold approximately 7,500,000 common shares at $25 per share. All the shares were sold by selling stockholders, including approximately 6,900,000 common shares by Code, Hennessy & Simmons II, L.P., thus there was no dilution to earnings per share or any proceeds to the Company. After the offering, Code, Hennessy & Simmons II, L.P.’s ownership was reduced from 38% to 8%. Code Hennessy & Simmons II, L.P. subsequently distributed all of the remaining shares to its partners and no longer holds any shares of common stock.

7.   Employee Benefit Plans

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company has adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2009, 2008 and 2007 was $537, $623, and $619 respectively.

8.   Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards and the exercise of options. The 2006 Plan provides for options to be granted at the fair market value of the Company’s common stock at the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

Stock Option Awards

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

The Company has granted options to purchase its common stock to employees and directors of the Company under the two stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates, other than by retirement, his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be newly issued shares or treasury shares. Both option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Compensation cost for options granted is charged to expense on a straight line basis over the term of the option.

On December 17, 2008, the Company granted options to purchase 65,000 shares of its common stock to the Company’s chief executive officer with the exercise price equal to the fair market value of the Company’s stock at the close of trading on December 17, 2008. On January 9, 2008, the Company granted options to purchase 65,000 shares of its common stock to the Company’s chief executive officer with an exercise price equal to the fair market value of the Company’s stock at the close of trading on January 9, 2008. In each case, the options have a contractual life of ten years and vest 50% on March 9, 2011 and the remaining 50% on March 9, 2012, provided that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

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

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.00%	2.51%	4.53%
Expected dividend yield	3.29%	3.21%	0.25%
Weighted average expected life	2 years	5.5 years	5.5 years
Expected volatility	81%	55%	45%

During the years ended December 31, 2009, 2008 and 2007, tax benefits of $13, $264 and $1,235, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $77, $738 and $3,200, respectively.

The following summarizes stock option activity and related information:

	2009
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding—Beginning of year	1,178	$18.99	$465
Granted	35	4.04
Exercised	(10)	2.20
Forfeitures	(8)	(17.51)
Expired	—	—
Outstanding—End of year	1,195	$18.93	$1,146
Exercisable—End of year	300	$7.16	$456
Weighted average fair value of options granted during 2009	$4.04
Weighted average fair value of options granted during 2008	$5.24
Weighted average fair value of options granted during 2007	$11.53

Vesting dates range from May 8, 2010 to December 17, 2013, and expiration dates range from June 26, 2010 to May 8, 2019 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 12/31/09 (in 000’s)	Weighted Average Remaining Contractual Life	Exercisable as of 12/31/09 (in 000’s)	Weighted Average Remaining Contractual Life
$0.53	9	2.02	9	2.02
$2.67	46	6.00	30	6.00
$9.27	215	8.96	30	8.96
$10.32	35	9.35	—	—
$11.99	65	8.02	—	—
$13.00	15	6.47	15	6.47
$15.40	70	7.96	28	7.96
$16.98	30	6.55	30	6.55
$17.36	45	8.35	45	8.35
$17.98	15	6.61	15	6.61
$21.73	130	6.97	78	6.97
$26.19	500	7.19	—	—
$30.25	20	7.33	20	7.33
	1,195	7.57	300	7.16

 The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $1,013, $773 and $885, respectively.

Restricted Stock Awards

On December 15, 2009, the Company granted 80,000 voting shares of Restricted Stock under the 2006 Stock Plan. These shares vest in one third increments, on the third, fourth and fifth anniversary of the grant. Any dividends declared will be accrued and paid to the recipient on the vesting date as long as the recipient is still employed by the Company.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period of five years.

The following summarizes restricted stock awards as of December 31, 2009:

	2009
	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	—	$—
Granted	80	12.20
Vested	—	—
Cancelled/Forfeitures	—	—
Non-vested —End of year	80	$12.20

Total stock-based compensation cost was $2,205, $2,134 and $1,826 for the years ended December 31, 2009, 2008 and 2007, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $869, $820 and $689 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $5,238 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately thirty-three months. There were 579,500 shares available for future grants under the 2006 Plan at December 31, 2009.

9.   Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,161 in 2009, $1,999 in 2008 and $1,931 in 2007.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2009:

2010	$2,469
2011	2,332
2012	1,820
2013	1,332
2014	953
Thereafter	210
Total minimum lease payments	$9,116

 The Company had aggregate purchase commitments for fixed inventory quantities of approximately $27,713 at December 31, 2009.

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, New Jersey, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether the Company, in fact, distributed the wire and cable alleged to have caused any injuries.  The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, the Company did not manufacture any of the wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

The Company has a past due accounts receivable of $4,800 for wire installed in certain facilities.  In February 2010, the Company gave notice to the owner of the facilities that the Company intends to file for a lien.  The Company believes it has legal rights to the recovery of amounts due, either from the Company’s customer or the owner of the facilities, and as such, no reserve has been recorded against the receivable balance at December 31, 2009.

There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

10.  Subsequent Events

On February 9, 2010, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 19, 2010. This dividend totaling $1,500 was paid on February 26, 2010.

11.  Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters ended December 31, 2009. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$63,526	$63,579	$61,882	$65,832
Gross profit	$12,707	$13,462	$12,972	$13,813
Operating income	$3,355	$3,786	$3,118	$3,513
Net income	$1,882	$2,241	$1,845	$2,064
Earnings per share:
Basic	$0.11	$0.13	$0.10	$0.12
Diluted	$0.11	$0.13	$0.10	$0.12

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$75,260	$98,854	$97,384	$89,441
Gross profit	$16,177	$22,640	$24,231	$22,667
Operating income	$4,855	$11,043	$13,006	$11,480
Net income	$2,680	$6,575	$7,745	$6,737
Earnings per share:
Basic	$0.15	$0.37	$0.44	$0.37
Diluted	$0.15	$0.37	$0.44	$0.37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 46 and 47 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2009 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 47.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in the COSO Framework.

/s/ Charles A. Sorrentino	/s/ Nicol G. Graham
Charles A. Sorrentino	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Houston Wire & Cable Company and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2010

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2009 and 2008
•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 15, 2010	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES A. SORRENTINO	President, Chief Executive Officer and Director	March 15, 2010
Charles A. Sorrentino

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Chief Accounting Officer)	March 15, 2010
Nicol G. Graham

/s/ PETER M. GOTSCH	Director	March 15, 2010
Peter M. Gotsch

/s/ IAN STEWART FARWELL	Director	March 15, 2010
Ian Stewart Farwell

/s/ WILLIAM H. SHEFFIELD	Director	March 15, 2010
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 15, 2010
Scott L. Thompson

/s/ WILSON B. SEXTON	Director	March 15, 2010
Wilson B. Sexton

/s/ MICHAEL T. CAMPBELL	Director	March 15, 2010
Michael T. Campbell

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1
Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed August 6, 2007)

4.1
Rights Agreement dated as of May 18, 2009, between Houston Wire & Cable Company and American Stock Tranfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed on May 19, 2009)

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

10.26
Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.27
Second Amended and Restated Loan and Security Agreement, dated as of September 21, 2009 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed September 24, 2009)

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