Form 10-Q
period 2010-03-31
Houston Wire & Cable CO
filed 2010-05-10
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

At May 3, 2010 there were 17,733,737 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Overview	7
Results of Operations	9
Impact of Inflation and Commodity Prices	11
Liquidity and Capital Resources	11
Contractual Obligations	12
Cautionary Statement for Purposes of the “Safe Harbor”	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. (Removed and reserved)	13
Item 5. Other Information	13
Item 6. Exhibits	13
14
Signature Page	15

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$43,786	$46,859
Inventories, net	56,263	61,325
Deferred income taxes	1,801	1,776
Prepaids	860	3,649
Total current assets	102,710	113,609

Property and equipment, net	3,136	3,169
Goodwill	2,362	2,362
Deferred income taxes	3,043	2,855
Other assets	10	19
Total assets	$111,261	$122,014

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$423	$907
Trade accounts payable	9,846	11,610
Accrued and other current liabilities	8,931	10,924
Income taxes payable	1,472	281
Total current liabilities	20,672	23,722

Long term obligations	9,000	17,479

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,733,737 and 17,732,737 outstanding at March 31, 2010 and December 31, 2009, respectively	21	21
Additional paid-in-capital	57,164	56,609
Retained earnings	77,776	77,571
Treasury stock	(53,372)	(53,388)
Total stockholders' equity	81,589	80,813
Total liabilities and stockholders' equity	$111,261	$122,014

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009

Sales	$61,168	$65,832
Cost of sales	48,661	52,019
Gross profit	12,507	13,813

Operating expenses:
Salaries and commissions	5,119	5,538
Other operating expenses	4,395	4,620
Depreciation and amortization	142	142
Total operating expenses	9,656	10,300

Operating income	2,851	3,513
Interest expense	76	155
Income before income taxes	2,775	3,358
Income taxes	1,070	1,294
Net income	$1,705	$2,064

Earnings per share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Weighted average common shares outstanding:
Basic	17,652,881	17,642,856
Diluted	17,703,953	17,649,340

Dividends declared per share	$0.085	$0.085

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE& CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010		2009

Operating activities
Net income	$1,705		$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142		142
Amortization of capitalized loan costs	9		20
Amortization of unearned stock compensation	562		599
Provision for doubtful accounts	60		—
Provision for returns and allowances	(62	))))	(45)
Provision for inventory obsolescence	137		147
Deferred income taxes	(213)		(341)
Changes in operating assets and liabilities:
Accounts receivable	3,075		9,005
Inventories	4,925		5,807
Prepaids	2,789		(182)
Other assets	—		4
Book overdraft	(484)		(4,046)
Trade accounts payable	(1,764)		(2,924)
Accrued and other current liabilities	(1,993)		(1,511)
Income taxes	1,191		44
Net cash provided by operating activities	10,079		8,783

Investing activities
Expenditures for property and equipment	(109)		(48)
Net cash used in investing activities	(109)		(48)

Financing activities
Borrowings on revolver	53,825		67,124
Payments on revolver	(62,304)		(74,365)
Proceeds from exercise of stock options	9		6
Payment of dividends	(1,500)		(1,500)
Net cash used in financing activities	(9,970)		(8,735)

Net change in cash	—		—
Cash at beginning of period	—		—

Cash at end of period	$—		$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share data)

1. Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”) through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., distributes specialty electrical wire and cable to the U.S. electrical distribution market through eleven locations in ten states throughout the United States.  The Company has no other business activity.

The consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

Recent Accounting Pronouncements

There are no recent accounting pronouncements applicable to the Company.

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:
	Three Months Ended March 31,
	2010	2009
Denominator:
Weighted average common shares for basic earning per share	17,652,881	17,642,856
Effect of dilutive securities	51,072	6,484
Weighted average common shares for diluted earnings per share	17,703,953	17,649,340

The weighted average common shares for diluted earnings per share exclude stock options to purchase 825,000 and 1,163,501 shares for the periods ended March 31, 2010 and 2009, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Long Term Obligations

On September 21, 2009, the Company as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real estate in Houston, Texas. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at March 31, 2010.

The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with US GAAP, if availability falls below certain thresholds, however, the ultimate maturity date under the Loan Agreement would remain as September 21, 2013.

4.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors.  During the quarters ended March 31, 2010 and 2009, the Company did not repurchase any of its outstanding shares.

On February 9, 2010, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 19, 2010. Dividends paid were $1,500 during each of the three months ended March 31, 2010 and 2009.

5. Stock Based Compensation

Stock Option Awards

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

There were no options granted during the first quarter of 2010 or 2009.

Restricted Stock Awards

On December 15, 2009, the Company granted 80,000 voting shares of Restricted Stock under the 2006 Stock Plan to management. These shares vest in one third increments, on the third, fourth and fifth anniversary of the grant. Any dividends declared will be accrued and paid to the recipient on the vesting date as long as the recipient is still employed by the Company.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period of five years.

Total share-based compensation cost was $562 and $599 for the three months ended March 31, 2010 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $217 and $232 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $4,676 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately thirty-one months.

6. Contingencies

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, New Jersey, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether the Company, in fact, distributed the wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, the Company did not manufacture any of the wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such wire and cable if it were determined that any of the wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

The Company has a past due accounts receivable of $4,800 for wire installed in certain facilities. In February 2010, the Company gave notice to the owner of the facilities that the Company intends to file for a lien. The Company is currently working with the supplier and the owner of the facilities that the Company intends to file for a lien. The Company is currently working with the supplier and the owner of the facilities to resolve the issue. The Company believes it has legal rights to the recovery of amounts due, either from the Company’s customer or the owner of the facilities, and as such, no reserve has been recorded against the receivable balance at March 31, 2010.

There are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

7.  Subsequent Events

On May 7, 2010, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on May 28, 2010, to stockholders of record at the close of business on May 17, 2010.

Following the Annual Meeting of Stockholders on May 7, 2010, the Company issued options to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 7, 2010, has a contractual life of ten years and vests one year after the date of grant.

On May 18, 2009, the Company’s Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred stock purchase right for each share for of the Company’s  common stock outstanding at the close of business on May 28, 2009. Based on the results of the stockholder vote at the Company’s 2010 annual meeting, the Board of Directors amended the rights plan to change the definition of “Final Expiration Date” to be the close of business on May 7, 2010. As a result, the rights ceased to be outstanding on May 7, 2010 and the rights plan has been terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations.  MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2009.

Overview

We are one of the largest distributors of specialty wire and cable and related services to the U.S. electrical distribution market. We serve over 3,000 customers in over 8,700 individual locations, including virtually all of the top 200 electrical distributors in the U.S. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the fragmented electrical distribution market. We distribute approximately 21,000 SKUs (stock-keeping units) from eleven strategically located distribution centers in ten states. We are focused on providing our electrical distributor customers with a single-source solution for specialty wire and cable and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

We also offer private branded products, including our LifeGuard™ low-smoke, zero-halogen cable. Low-smoke, zero halogen products are made with cable jackets that produce no halogen gases and very little smoke while under combustion.

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

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company's financial condition and results of operations, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at March 31, 2010 would have resulted in a change in income before income taxes of less than $0.1 million for the quarter ended March 31, 2010.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2010 would have resulted in a change in income before income taxes of $0.1 million for the quarter ended March 31, 2010.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2010 would have resulted in a change in income before income taxes of $0.5 million for the quarter ended March 31, 2010.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2010 would have resulted in a change in income before income taxes of $0.3 million for the quarter ended March 31, 2010.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2010, our net goodwill balance was $2.4 million, representing 2.1% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2009, we performed our annual goodwill impairment test for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended March 31,
	2010	2009

Sales	100.0%	100.0%
Cost of sales	79.6%	79.0%
Gross profit	20.4%	21.0%

Operating expenses:
Salaries and commissions	8.4%	8.4%
Other operating expenses	7.2%	7.0%
Depreciation and amortization	0.2%	0.2%

Total operating expenses	15.8%	15.6%

Operating income	4.7%	5.3%
Interest expense	0.1%	0.2%

Income before income taxes	4.5%	5.1%
Income tax provision	1.7%	2.0%

Net income	2.8%	3.1%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended March 31, 2010 and 2009

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009	Change
Sales	$61.2	$65.8	$(4.7)	(7.1)%

Sales in the first quarter of 2010 decreased 7.1% to $61.2 million from $65.8 million in the first quarter of 2009. The primary reason for this decrease was continued reduced demand for our products due to difficult economic conditions. We estimate sales in our core business sectors of capital projects and Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”), were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. In addition, sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation were also slightly down.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009	Change
Gross profit	$12.5	$13.8	$(1.3)	(9.5)%
Gross profit as a percent of sales	20.4%	21.0%	(0.6)%

Gross profit decreased $1.3 million or 9.5% to $12.5 million in 2010 from $13.8 million in 2009. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales (gross margin) decreased to 20.4% in 2010 from 21.0% in 2009. The gross margin decrease was primarily related to increased customer rebates as more customers earned rebates. Vendor rebates and prompt pay discounts as a percentage of purchases decreased which also affected gross margin.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$5.1	$5.5	$(0.4)	(7.6)%
Other operating expenses	4.4	4.6	(0.2)	(4.9)%
Depreciation and amortization	0.1	0.1	0.0	0.0%
Total operating expenses	$9.7	$10.3	$(0.6)	(6.3)%

Operating expenses as a percent of sales	15.8%	15.6%	0.2%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was primarily attributable to lower salaries as a result of the headcount reduction that occurred in March 2009.

Other operating expenses decreased primarily due to our cost control initiatives involving tighter management of discretionary expenses and decreased expenses associated with a lower headcount.

Depreciation and amortization expense was consistent at $0.1 million.

Operating expenses as a percent of sales increased slightly to 15.8% in 2010 from 15.6% in 2009 due to the deleveraging of operating expenses from the reduction in sales.

Interest Expense

Interest expense decreased $0.1 million or 51.0% to $0.1 million in 2010 from $0.2 million in 2009. The decrease was attributed to lower debt levels as cash from operations was used to pay down debt. Average debt was $12.6 million in 2010 compared to $28.6 million in 2009. The average effective interest rate increased slightly to 2.2% in 2010 from 1.8% in 2009 due to the new loan agreement which was executed in September 2009.

Income Taxes

Income taxes decreased $0.2 million or 17.3% to $1.1 million in 2010 from $1.3 million in 2009. Our effective income tax rate was 38.6% in 2010 compared to 38.5% in 2009.

Net Income

We achieved net income of $1.7 million in 2010 compared to $2.1 million in 2009, a decrease of 17.4%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. If we turn our inventory approximately four times a year, the impact of severe fluctuations in copper prices would primarily affect the results of the succeeding calendar quarter. Average copper prices for the quarter ended March 31, 2010, December 31, 2009 and March 31, 2009 were $3.28, $3.03 and $1.57, respectively.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, dividend payments, the stock repurchase program and other general corporate purposes, including acquisitions and capital expenditures. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

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

Comparison of the Three Months Ended March 31, 2010 and 2009

Our net cash provided by operating activities was $10.1 million in 2010, an increase of $1.3 million or 14.8% compared to cash provided by operating activities of $8.8 million in 2009. Our net income decreased by $0.4 million or 17.4% to $1.7 million in 2010 from $2.1 million in 2009.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $7.7 million. Inventory decreased $4.9 million due to the reduction in cable management inventory and regular stock. Cable management inventory fluctuates higher when we are staging and cutting inventory in preparation for shipment and lower when the product ships to the job site. Our regular stock inventory decreased to more closely align inventory levels with the lower sales activity. Accounts receivable decreased $3.1 million due to lower sales volume. Prepaids decreased $2.8 million due to a prepayment for inventory at December 31, 2009; the inventory was received in January 2010. Accrued and other current liabilities decreased $2.0 million primarily due to lower prepayments on cable management projects as many of these projects began shipping in 2010, lower accrued wire purchases, a reduction in customer discounts payable and lower accrued property taxes as these liabilities are typically paid in the first quarter. Trade accounts payable decreased $1.8 million primarily from vendor rebates earned in 2009 and not yet utilized.

Net cash used in investing activities was $0.1 million in 2010 and less than $0.1 million in 2009 as requirements for additional capital resources remained low.

Net cash used in financing activities was $10.0 million in 2010 compared to $8.7 million in 2009. Net payments on the revolver of $8.5 million and dividend payments of $1.5 million were the main components of cash used in financing activities during the first quarter of 2010.

Indebtedness

Our principal source of liquidity at March 31, 2010 was working capital of $82.0 million compared to $89.9 million at December 31, 2009. We also had available borrowing capacity of approximately $56.2 million at March 31, 2010 and $49.7 million at December 31, 2009 under our $75 million loan and security agreement.

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

Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The lender has a security interest in all of our assets except for the real property in Houston, Texas. The loan bears interest at the agent’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract. The loan agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with US GAAP, if availability falls below certain thresholds, however, the ultimate maturity date under the loan agreement would remain as September 21, 2013.

Contractual Obligations

The following table describes our loan commitment at March 31, 2010:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Term loans and loans payable	$9,000	$—	$—	$9,000	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2009.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

As of March 31, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2010 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
January 1 – 31, 2010	—	$—	—	$19,385,303
February 1 – 28, 2010	—	—	—	19,385,303
March 1 – 31, 2010	—	—	—	$19,385,303

Total	—	$—	—

(1)
The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the first quarter of 2010.

Item 3 – Not applicable and has been omitted.

Item 4 – (Removed and reserved)

Item 5 – Not applicable and has been omitted.

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

Date: May 10, 2010	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.