Form 10-Q
period 2010-06-30
Houston Wire & Cable CO
filed 2010-08-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

At August 2, 2010 there were 17,758,362 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended June 30, 2010

INDEX

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$58,096	$46,859
Inventories, net	66,127	61,325
Deferred income taxes	2,299	1,776
Prepaids	711	3,649
Total current assets	127,233	113,609

Property and equipment, net	6,790	3,169
Intangibles, net	5,384	—
Goodwill	32,173	2,362
Deferred income taxes	1,780	2,855
Other assets	105	19
Total assets	$173,465	$122,014

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,036	$907
Trade accounts payable	21,244	11,610
Accrued and other current liabilities	9,543	10,924
Income taxes payable	16	281
Total current liabilities	31,839	23,722

Debt	59,016	17,479
Other long term obligations	144	—

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,758,362 and 17,732,737 outstanding at June 30, 2010 and December 31, 2009, respectively	21	21
Additional paid-in-capital	57,361	56,609
Retained earnings	78,052	77,571
Treasury stock	(52,968)	(53,388)
Total stockholders' equity	82,466	80,813
Total liabilities and stockholders' equity	$173,465	$122,014

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$63,269	$61,882	$124,437	$127,714
Cost of sales	50,516	48,910	99,177	100,929
Gross profit	12,753	12,972	25,260	26,785

Operating expenses:
Salaries and commissions	5,171	5,201	10,290	10,739
Other operating expenses	4,424	4,512	8,819	9,132
Depreciation and amortization	154	141	296	283
Total operating expenses	9,749	9,854	19,405	20,154

Operating income	3,004	3,118	5,855	6,631
Interest expense	72	108	148	263
Income before income taxes	2,932	3,010	5,707	6,368
Income taxes	1,155	1,165	2,225	2,459
Net income	$1,777	$1,845	$3,482	$3,909

Earnings per share:
Basic	$0.10	$0.10	$0.20	$0.22
Diluted	$0.10	$0.10	$0.20	$0.22
Weighted average common shares outstanding:
Basic	17,655,370	17,647,982	17,654,133	17,645,433
Diluted	17,707,273	17,663,522	17,705,620	17,656,445

Dividend declared per share	$0.085	$0.085	$0.17	$0.17

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income	$3,482	$3,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	283
Amortization of capitalized loan costs	18	40
Amortization of unearned stock compensation	1,138	1,194
Provision for doubtful accounts	60	—
Provision for returns and allowances	(160)	(45)
Provision for inventory obsolescence	357	238
Deferred income taxes	(461)	(415)
Changes in operating assets and liabilities:
Accounts receivable	73	10,346
Inventories	2,663	905
Prepaids	3,006	(249)
Other assets	(59)	(31)
Book overdraft	(351)	(2,903)
Trade accounts payable	4,066	4,162
Accrued and other current liabilities	(2,102)	(72)
Income taxes payable	(265)	(1,734)
Net cash provided by operating activities	11,761	15,628

Investing activities
Expenditures for property and equipment	(331)	(186)
Cash paid for acquisition	(50,000)	—
Net cash used in investing activities	(50,331)	(186)

Financing activities
Borrowings on revolver	170,848	130,433
Payments on revolver	(129,311)	(142,898)
Proceeds from exercise of stock options	30	18
Excess tax benefit for stock options	4	5
Payment of dividends	(3,001)	(3,000)
Net cash provided by (used in) financing activities	38,570	(15,442)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share data)

1. Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, distributes electrical and mechanical wire and cable and related hardware to the U.S. industrial distribution market through twenty-one locations in thirteen states throughout the United States.  The Company has no other business activity.

The consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Denominator:
Weighted average common shares for basic earnings per share	17,655,370	17,647,982	17,654,133	17,645,433
Effect of dilutive securities	51,903	15,540	51,488	11,012
Weighted average common shares for diluted earnings per share	17,707,273	17,663,522	17,705,620	17,656,445

The weighted average common shares for diluted earnings per share exclude stock options to purchase 847,500 and 1,127,679 shares for the three months ended June 30, 2010 and 2009, respectively, and 836,250 and 1,145,590 shares for the six months ended June 30, 2010 and 2009, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Business Combination

On June 25, 2010, the Company completed the acquisition of Southwest Wire Rope LP (SWWR) and its subsidiary, Southern Wire LLC (SW) from Teleflex Incorporated. The acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated on a provisional basis to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. These allocations reflect various provisional estimates based on information available at the time and are subject to change during the purchase price allocation period as valuations are finalized. The acquired companies distribute mechanical wire rope and related hardware to the industrial market. Under the terms of the acquisition agreement, the purchase price for was $50 million, subject to an adjustment based on net working capital of the acquired companies as of the date of closing, as well as an additional increase in the purchase price if the Company elects to treat the acquisition as an asset acquisition for tax purposes. The acquisition was funded from the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that currently purchases its electrical wire and cable products.

The following table summarizes the preliminary estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition.

At June 25, 2010
Accounts receivable	$11,210
Inventories	7,822
Deferred income taxes	451
Prepaids	68
Property and equipment	3,580
Intangibles, net	5,390
Goodwill	29,811
Other assets	99
Total assets acquired	58,431

Book overdraft	480
Trade accounts payable	5,568
Accrued and other current liabilities	721
Deferred income taxes	1,518
Long term obligations	144
Total liabilities assumed	8,431

Net assets purchased	$50,000

Intangible assets, from the acquisition, consist of customer relationships, non-compete agreements and trade names.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists primarily of sales and operational synergies that will be achieved by expanding the regionally based operations of SWWR and SW to HWC’s national platform.

Under ASC Topic 805-10, acquisition related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as expenses in the periods in which the costs are incurred. For the three months and six months ended June 30, 2010, the Company incurred $348 and $418 of acquisition related costs, respectively.

The results of operations of SWWR and SW are included in our consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2009, are as follows:

	Six Months ended June 30,
	2010	2009
Sales	$159,095	$176,047
Net income	4,818	5,540
Basic earnings per share	0.27	0.31
Diluted earnings per share	0.27	0.31

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction and they are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of the beginning of each period.

4.   Debt

On September 21, 2009, the Company as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real estate. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at June 30, 2010.

The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement would remain as September 21, 2013. As a result of the acquisition, the lender has waived certain of these provisions through July 27, 2010 (availability has remained above the threshold since the date of the waiver) and modified the Loan Agreement to permit greater amounts of outstanding indebtedness prior to triggering the provisions that would cause the debt to be classified as a current liability.

5.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors.  During the quarters ended June 30, 2010 and 2009, the Company did not repurchase any of its outstanding shares.

During each of the first two quarters of 2010, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. Dividends paid were $3,001 and $3,000 during the six months ended June 30, 2010 and 2009, respectively.

6. Stock Based Compensation

Stock Option Awards

At the last two Annual Meetings of Stockholders, held on May 7, 2010 and May 8, 2009, the Company issued options under the 2006 Stock Plan to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares each year. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on the date of grant, has a contractual life of ten years and vests one year after the date of grant.

The following assumptions were used to calculate the fair value of the Company’s options issued during the six months ended June 30, 2010 and 2009:

	2010	2009
Expected volatility	82%	81%
Expected life in years	2.0 years	2.0 years
Risk-free interest rate	0.83%	1.00%
Dividend yield	2.74%	3.29%

Restricted Stock Awards

On June 28, 2010, the Company granted 19,500 voting shares of Restricted Stock under the 2006 Stock Plan to new members of the management team. These shares vest in one-third increments, on the first, second and third anniversaries of the grant. Any dividends declared will be accrued and paid to the recipient on the vesting date as long as the recipient is still employed by the Company.

On December 15, 2009, the Company granted 80,000 voting shares of Restricted Stock under the 2006 Stock Plan to management. These shares vest in one-third increments, on the third, fourth and fifth anniversaries of the grant. Any dividends declared will be accrued and paid to the recipient on the vesting date as long as the recipient is still employed by the Company.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which range from three to five years.

Total share-based compensation cost was $576 and $591 for the three months ended June 30, 2010 and 2009, respectively, and $1,138 and $1,194 for the six months ended June 30, 2010 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $227 for each of the three months ended June 30, 2010 and 2009, and $444 and $460 for the six months ended June 30, 2010 and 2009, respectively ..

As of June 30, 2010, there was $4,543 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately twenty-eight months.

7. Commitments and Contingencies

As part of the June 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the soil and water quality at one of the acquired facilities in Louisiana. The expected liability of $144 relates entirely to the cost of the monitoring, which will be incurred over approximately the next 10 years. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Commission of Environmental Quality.

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, and South Dakota alleging that certain electrical wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this electrical wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the electrical wire and cable in question or whether the Company, in fact, distributed the electrical wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, the Company did not manufacture any of the electrical wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such electrical wire and cable if it were determined that any of the electrical wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

The Company has a past due accounts receivable of $4,800 for wire installed in certain facilities. In February 2010, the Company gave notice to the owner of the facilities that the Company intends to file for a lien. The Company is currently working with the supplier and the owner of the facilities to resolve the issue and anticipates a resolution by the end of the year. The Company believes it has legal rights to the recovery of amounts due, either from the Company’s customer or the owner of the facilities, and, as such, no reserve has been recorded against the receivable balance at June 30, 2010.

There are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results from operations.

8.  Subsequent Events

On August 6, 2010, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on August 27, 2010, to stockholders of record at the close of business on August 16, 2010.

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

Overview

We are one of the largest distributors of electrical and mechanical wire and cable and related hardware in the U.S. industrial distribution market. The June 25, 2010 purchase of SWWR and SW allowed the Company to expand its product offerings to include mechanical wire and cable and related hardware. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the industrial distribution market. We are focused on providing our distributor customers with a single-source solution for wire and cable and related hardware by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at June 30, 2010 would have resulted in a change in income before income taxes of $0.1 million for the quarter ended June 30, 2010.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2010 would have resulted in a change in income before income taxes of $0.1 million for the quarter ended June 30, 2010.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2010 would have resulted in a change in income before income taxes of $0.6 million for the quarter ended June 30, 2010.

Vendor Rebates

Some of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the three months ended June 30, 2010 would have resulted in a change in income before income taxes of $0.6 million for the quarter ended June 30, 2010.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2010, our goodwill balance was $32.2 million, representing 18.5% of our total assets.

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

Results of Operations

The results of operations of SWWR and SW are included in our consolidated statement of income prospectively from June 25, 2010, the date of acquisition. As this represents only three business days during the three months ended June 30, 2010, the effect on our second quarter results of operations was immaterial.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.8%	79.0%	79.7%	79.0%
Gross profit	20.2%	21.0%	20.3%	21.0%

Operating expenses:
Salaries and commissions	8.2%	8.4%	8.3%	8.4%
Other operating expenses	7.0%	7.3%	7.1%	7.2%
Depreciation and amortization	0.2%	0.2%	0.2%	0.2%
Total operating expenses:	15.4%	15.9%	15.6%	15.8%

Operating income	4.7%	5.0%	4.7%	5.2%
Interest expense	0.1%	0.2%	0.1%	0.2%

Income before income taxes	4.6%	4.9%	4.6%	5.0%
Income taxes	1.8%	1.9%	1.8%	1.9%

Net income	2.8%	3.0%	2.8%	3.1%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2010 and 2009

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Sales	$63.3	$61.9	$1.4	2.2%

Sales in the second quarter of 2010 increased 2.2% to $63.3 million from $61.9 million in the second quarter of 2009. We estimate sales increased within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Sales within our growth initiatives were more resilient to the overall market and economy as projects in these target markets were already in progress and had been previously funded. Project activity for our growth initiatives in 2010 remained active and we estimate were up in the range of 5% to 10% as a result of our continued penetration into these markets. We estimate sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), were essentially flat as demand for our products remained lackluster as a result of the difficult economic environment.

Gross Profit
	Three Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Gross profit	$12.8	$13.0	$(0.2)	(1.7)%
Gross profit as a percent of sales	20.2%	21.0%	(0.8)%

Gross profit decreased 1.7% to $12.8 million in 2010 from $13.0 million in 2009. Our gross profit as a percentage of sales (gross margin) decreased to 20.2% in 2010 from 21.0% in 2009. The reduction in gross profit and gross margin was primarily related to increased customer rebates as more customers earned rebates, lower prompt pay discounts and vendor rebates as a percentage of purchases and expense related to a higher inventory reserve.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$5.2	$5.2	$(0.0)	(0.6)%
Other operating expenses	4.4	4.5	(0.1)	(2.0)%
Depreciation and amortization	0.2	0.1	0.0	9.2%
Total operating expenses	$9.7	$9.9	$(0.1)	(1.1)%

Operating expenses as a percent of sales	15.4%	15.9%	(0.5)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions were consistent at $5.2 million.

Other operating expenses decreased primarily due to tighter management of discretionary expenses and decreased expenses associated with a lower headcount. Other operating expenses included $0.3 million of acquisition related expenses in 2010. The Company did not incur such costs in 2009.

Depreciation and amortization increased slightly to $0.2 million in 2010 from $0.1 million in 2009.

Operating expenses as a percentage of sales decreased to 15.4% in 2010 from 15.9% in 2009 due to our cost control initiatives and lower headcount.

Interest Expense

Interest expense remained consistent at $0.1 million. The reduction in the average debt balance was offset by the increase in the average effective interest rate. Average debt was $9.5 million in 2010 compared to $19.5 million in 2009. This decrease was the result of using cash from operations to pay down debt. The average effective interest rate increased to 2.5% in 2010 from 1.8% in 2009. This increase was due to a higher percentage of debt in LIBOR borrowings in 2009, which is at a lower interest rate than revolver borrowings, and an increase in the LIBOR margin under the new loan agreement executed in September 2009.

Income Taxes

Income taxes remained consistent at $1.2 million in 2010 and 2009.  Our effective income tax rate increased to 39.4% in 2010 from 38.7% in 2009 due to an increase in state income taxes.

Net Income

Net income was consistent at $1.8 million.

Comparison of the Six Months Ended June 30, 2010 and 2009

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Sales	$124.4	$127.7	$(3.3)	(2.6)%

Sales for the first six months of 2010 decreased 2.6% to $124.4 million from $127.7 million in the first six months of 2009. The reason for this decrease was reduced demand for our products due to difficult economic conditions. We estimate sales in our core Repair and Replacement sector were down  as a result of the challenging economy which we believe lowered overall demand and discretionary spending. Partially offsetting this decrease in MRO sales was the increase in sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Sales within our growth initiatives were more resilient to the overall market and economy as projects in these markets were already in progress and had been previously funded. Project activity for our growth initiatives in 2010 remained active and slightly improved as a result of our continued penetration into these markets.

Gross Profit
	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Gross profit	$25.3	$26.8	$(1.5)	(5.7)%
Gross profit as a percent of sales	20.3%	21.0%	(0.7)%

Gross profit decreased 5.7% to $25.3 million in 2010 from $26.8 million in 2009. This decrease was primarily attributable to lower sales volume. Our gross profit as a percentage of sales decreased to 20.3% in 2010 from 21.0% in 2009. The reduction in gross margin was related to increased customer rebates as more customers earned rebates, and lower vendor rebates and prompt pay discounts as a percentage of purchases.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$10.3	$10.7	$(0.4)	(4.2)%
Other operating expenses	8.8	9.1	(0.3)	(3.4)%
Depreciation and amortization	0.3	0.3	0.0	4.6%
Total operating expenses	$19.4	$20.2	$(0.7)	(3.7)%

Operating expenses as a percent of sales	15.6%	15.8%	(0.2)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The decrease in salaries and commissions was due to lower salaries as a result of the headcount reduction that occurred in March 2009 and lower net commission expense associated with the various incentive programs.

Other operating expenses decreased primarily due to tighter management of discretionary expenses and decreased expenses associated with a lower headcount. Other operating expenses included $0.4 million of acquisition related expenses in 2010. The Company did not incur such costs in 2009.

Depreciation and amortization expense was consistent at $0.3 million.

Operating expenses as a percentage of sales decreased to 15.6% in 2010 from 15.8% in 2009 due to our cost control initiatives and lower headcount.

Interest Expense

Interest expense decreased $0.1 million or 43.7% to $0.1 million in 2010 from $0.3 million in 2009. The decrease was attributable to lower average debt levels as cash from operations was used to pay down debt. Average debt was $11.0 million in 2010 compared to $24.0 million in 2009. The average effective interest rate increased to 2.4% in 2010 from 1.8% in 2009. This increase was due to a higher percentage of debt in LIBOR borrowings for 2009, which is at a lower interest rate than revolver borrowings, and an increase in the LIBOR margin under the new loan agreement executed in September 2009.

Income Taxes

Income taxes decreased $0.2 million or 9.5% to $2.2 million in 2010 from $2.5 million in 2009. Our effective income tax rate increased to 39.0% in 2010 from 38.6% in 2009 due to an increase in state income taxes.

Net Income

We achieved net income of $3.5 million in 2010 compared to $3.9 million in 2009, a decrease of 10.9%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel and petrochemical products are components of the wire and cable we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent we are unable to pass on to our customers cost increases due to inflation or rising commodity prices, it could adversely affect our operating results.  To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profits could be adversely affected. If we were to turn our inventory approximately four times a year, the impact of severe fluctuations in copper and steel prices would primarily affect the results of the succeeding calendar quarter.

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

Comparison of the Six Months Ended June 30, 2010 and 2009

Our net cash provided by operating activities for the six months ended June 30, 2010 was $11.8 million compared to $15.6 million in the prior year period. Our net income decreased by $0.4 million to $3.5 million in 2010 from $3.9 million in 2009.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $7.0 million in 2010. Accounts payable increased $4.1 million primarily from the timing of the weekly check run between periods. Prepaids decreased $3.0 million principally due to a prepayment for inventory at December 31, 2009. The inventory was received in January 2010, and there was no prepayment for inventory at June 30, 2010. Inventory decreased $2.7 million due to a reduction in cable management inventory. The cable management inventory fluctuates higher when we are staging and cutting inventory in preparation for shipment and lower when the product ships to the job site. Accrued and other liabilities decreased $2.1 million due to lower prepayments on cable management projects as many of these projects began shipping in 2010 and lower accrued wire purchases and other accrued expenses.

Net cash used in investing activities was $50.3 million in 2010 compared to $0.2 million in 2009 due to the acquisition of SWWR and SW.

Net cash provided by financing activities was $38.6 million in 2010 compared to net cash used in financing activities of $15.4 million in 2009. Net borrowings on the revolver of $41.5 million, which included borrowings of $50 million to finance the acquisition of SWWR and SW, and dividend payments of $3.0 million were the main components of net cash provided by financing activities during 2010.

Indebtedness

Our principal source of liquidity at June 30, 2010 was working capital of $95.4 million compared to $89.9 million at December 31, 2009. We also had available borrowing capacity of approximately $16.0 million at June 30, 2010 and $49.7 million at December 31, 2009 under our $75 million loan and security agreement.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue the stock repurchase program, continue to fund our dividend payments, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If further suitable acquisition opportunities or working capital needs arise that would require increased financing, we believe that our financial position and earnings history provide a solid base for obtaining such financing resources at competitive rates and terms. Additionally, based on market conditions, we may issue more shares of common or preferred stock to raise funds.

Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The lender has a security interest in all of our assets except for the real property. The loan bears interest at the agent’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract. The loan agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement would remain as September 21, 2013. As a result of the acquisition, the lender has waived certain of these provisions through July 27, 2010 (availability has remained above the threshold since the date of the waiver) and modified the Loan Agreement to permit greater amounts of outstanding indebtedness prior to triggering the provisions that would cause the debt to be classified as a current liability.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2010:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Total debt	$59,016	$—	$—	$59,016	$—

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

Item 4. Controls and Procedures

As of June 30, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the acquisition of SWWR and SW on June 25, 2010 whose financial results have been included in the consolidated financial results of the Company for the period subsequent to the acquisition.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

The following risk factor is added to our risk factors as included in our Annual Report on Form 10-K for the year ended December 31, 2009:

There are risks associated with our outstanding indebtedness.

In June 2010, we incurred $50 million of additional indebtedness in respect of the purchase of SWWR and SW. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other factors discussed in our Annual Report on Form 10-K. There can be no assurance that we will be able to manage any of these risks successfully.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2010 pursuant to the Company’s stock repurchase program.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
April 1 – 30, 2010	—	$—	—	$19,385,303
May 1 – 31, 2010	—	—	—	19,385,303
June 1 – 30, 2010	—	—	—	$19,385,303

Total	—	$—	—

(1)
The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the second quarter of 2010.

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

Date: August 9, 2010	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.