Form 10-Q
period 2010-09-30
Houston Wire & Cable CO
filed 2010-11-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At November 1, 2010 there were 17,760,987 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets		2
Consolidated Statements of Income		3
Consolidated Statements of Cash Flows		4
Notes to Consolidated Financial Statements		5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		9
Overview		9
Results of Operations		11
Impact of Inflation and Commodity Prices		14
Liquidity and Capital Resources		14
Contractual Obligations		16
Cautionary Statement for Purposes of the “Safe Harbor”		16

Item 3. Quantitative and Qualitative Disclosures about Market Risk		16

Item 4. Controls and Procedures		16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed and reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
		18
Signature Page		19

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$65,605	$46,859
Inventories, net	64,707	61,325
Deferred income taxes	2,833	1,776
Prepaids	944	3,649
Other assets	200	—
Total current assets	134,289	113,609

Property and equipment, net	7,481	3,169
Intangible assets, net	15,936	—
Goodwill	25,163	2,362
Deferred income taxes	—	2,855
Other assets	95	19
Total assets	$182,964	$122,014

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,472	$907
Trade accounts payable	21,296	11,610
Accrued and other current liabilities	18,473	10,924
Income taxes payable	321	281
Total current liabilities	41,562	23,722

Debt	55,640	17,479
Other long term obligations	144	—
Deferred income taxes	1,862	—

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,760,987 and 17,732,737 outstanding at September 30, 2010 and December 31, 2009, respectively	21	21
Additional paid-in-capital	57,876	56,609
Retained earnings	78,784	77,571
Treasury stock	(52,925)	(53,388)
Total stockholders' equity	83,756	80,813
Total liabilities and stockholders' equity	$182,964	$122,014

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$90,536	$63,579	$214,973	$191,293
Cost of sales	72,962	50,117	172,139	151,046
Gross profit	17,574	13,462	42,834	40,247

Operating expenses:
Salaries and commissions	7,191	5,143	17,481	15,882
Other operating expenses	5,644	4,395	14,463	13,527
Depreciation and amortization	676	138	972	421
Total operating expenses	13,511	9,676	32,916	29,830

Operating income	4,063	3,786	9,918	10,417
Interest expense	318	140	466	403
Income before income taxes	3,745	3,646	9,452	10,014
Income taxes	1,512	1,405	3,737	3,864
Net income	$2,233	$2,241	$5,715	$6,150

Earnings per share:
Basic	$0.13	$0.13	$0.32	$0.35
Diluted	$0.13	$0.13	$0.32	$0.35
Weighted average common shares outstanding:
Basic	17,660,056	17,651,074	17,656,129	17,647,334
Diluted	17,697,934	17,666,284	17,705,643	17,659,425

Dividend declared per share	$0.085	$0.085	$0.255	$0.255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net income	$5,715	$6,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	972	421
Amortization of capitalized loan costs	28	91
Amortization of unearned stock compensation	1,706	1,699
Provision for doubtful accounts	75	—
Provision for returns and allowances	(210)	(106)
Provision for inventory obsolescence	595	366
Gain on disposals of property and equipment	(8)	—
Deferred income taxes	(721)	(541)
Changes in operating assets and liabilities:
Accounts receivable	(7,494)	8,735
Inventories	3,495	1,145
Prepaids	2,773	12
Other assets	140	(31)
Book overdraft	85	(3,277)
Trade accounts payable	6,319	3,849
Accrued and other current liabilities	3,339	615
Income taxes payable	(155)	(1,300)
Net cash provided by operating activities	16,654	17,828

Investing activities
Expenditures for property and equipment	(374)	(262)
Proceeds from disposal of property and equipment	20	—
Cash paid for acquisition	(50,000)	—
Net cash used in investing activities	(50,354)	(262)

Financing activities
Borrowings on revolver	253,392	193,524
Payments on revolver	(215,231)	(206,625)
Proceeds from exercise of stock options	36	22
Excess tax benefit for stock options	5	13
Payment of dividends	(4,502)	(4,500)
Net cash provided by (used in) financing activities	33,700	(17,566)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share data)

1. Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, distributes wire and cable and related hardware to the U.S. industrial distribution market through locations in twelve states throughout the United States.  The Company has no other business activity.

The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those relating to fair value for the assets and liabilities acquired in the Business Combination disclosed in footnote 3, the allowance for doubtful accounts, the reserve for returns and allowances, the inventory obsolescence reserve and the accrual for vendor rebates.  These estimates are continually reviewed and adjusted as necessary, but actual results could differ from those estimates.

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

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Denominator:
Weighted average common shares for basic earnings per share	17,660,056	17,651,074	17,656,129	17,647,334
Effect of dilutive securities	37,878	15,210	49,514	12,091
Weighted average common shares for diluted earnings per share	17,697,934	17,666,284	17,705,643	17,659,425

The weighted average common shares for diluted earnings per share exclude stock options to purchase 921,071 and 890,000 shares for the three months ended September 30, 2010 and 2009, respectively, and 864,524 and 1,060,393 shares for the nine months ended September 30, 2010 and 2009, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Business Combination

On June 25, 2010, the Company completed the acquisition of Southwest Wire Rope LP (SWWR) and its subsidiary, Southern Wire LLC (SW), from Teleflex Incorporated. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated on a provisional basis to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. These allocations reflect current estimates based on information available at this time and are subject to change once the purchase price allocation valuations are finalized. The acquired companies distribute mechanical wire rope and related hardware to the industrial market. Under the terms of the acquisition agreement, the purchase price was $50 million, subject to an adjustment based on net working capital of the acquired companies as of the date of closing. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $5,993. The acquisition was funded from the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its electrical wire and cable products.

       The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition.
At June 25, 2010
Accounts receivable	$11,117
Inventories	7,472
Deferred income taxes	825
Prepaids	68
Property and equipment	4,486
Intangibles	16,370
Goodwill	22,802
Other assets	444
Total assets acquired	63,584

Book overdraft	480
Trade accounts payable	3,367
Accrued and other current liabilities	3,010
Deferred income taxes	5,383
Long term obligations	144
Total liabilities assumed	12,384

Net assets purchased	$51,200

Intangible assets, from the acquisition, consist of customer relationships - $11,540, trade names - $4,580, and non-compete agreements - $250. Customer relationships and non-compete agreements will be amortized over a 7 ½ and 1 year useful life, respectively. Trade names are not amortized.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists primarily of sales and operational synergies that will be achieved by expanding the regionally based operations of SWWR and SW to the Company’s national platform.

Under ASC Topic 805-10, acquisition related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as expenses in the periods in which the costs are incurred. For the three months and nine months ended September 30, 2010, the Company incurred $115 and $533 of acquisition related costs, respectively.

The amount of revenue and net income of SWWR and SW included in the Company’s consolidated statement of income from the acquisition date through the period ended September 30, 2010 was $21,880 and $904, respectively.

The results of operations of SWWR and SW are included in our consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2009, are as follows:

	Nine Months ended September 30,
	2010	2009
Sales	$250,437	$255,313
Net income	7,132	7,749
Basic earnings per share	0.40	0.44
Diluted earnings per share	0.40	0.44

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of the beginning of each period.

 4.   Debt

On September 21, 2009, the Company, as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real estate. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at September 30, 2010.

The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement would remain as September 21, 2013. Availability has remained above these thresholds.

5.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors.  During the quarters ended September 30, 2010 and 2009, the Company did not repurchase any of its outstanding shares.

During each of the first three quarters of 2010, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. Dividends paid were $4,502 and $4,500 during the nine months ended September 30, 2010 and 2009, respectively.

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

The following assumptions were used to calculate the fair value of the Company’s options issued during the nine months ended September 30, 2010 and 2009:

	2010	2009
Expected volatility	82%	81%
Expected life in years	2.0 years	2.0 years
Risk-free interest rate	0.83%	1.00%
Dividend yield	2.74%	3.29%

Restricted Stock Awards

On June 28, 2010, the Company granted 19,500 voting shares of Restricted Stock under the 2006 Stock Plan to new members of the management team, who joined the Company as part of the acquisition of SWWR and SW. These shares vest in one-third increments, on the first, second and third anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

On December 15, 2009, the Company granted 80,000 voting shares of Restricted Stock under the 2006 Stock Plan to management. These shares vest in one-third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years.

Total share-based compensation cost was $568 and $504 for the three months ended September 30, 2010 and 2009, respectively, and $1,706 and $1,699 for the nine months ended September 30, 2010 and 2009, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $229 and $194 for the three months ended September 30, 2010 and 2009, respectively, and $673 and $654 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was $3,886 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately twenty-six months.

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

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, South Dakota and Illinois alleging that certain electrical wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this electrical wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the electrical wire and cable in question or whether the Company, in fact, distributed the electrical wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, the Company did not manufacture any of the electrical wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such electrical wire and cable if it were determined that any of the electrical wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

The Company has a past due accounts receivable of $4,800 for wire installed in certain facilities. The Company filed complaints to establish mechanic’s liens against the properties in February 2010. In lieu of a temporary mechanic’s lien being established against the properties pending a trial on the lien claims, the property owners filed release of mechanic’s lien bonds with the Court in July 2010, securing the Company’s claims. The Company is currently working with the supplier and the owner of the facilities to resolve the issue and anticipates a resolution by the end of the year. The Company believes it has legal rights to the recovery of amounts due, either from the Company’s customer or the owner of the facilities, and, as such, no reserve has been recorded against the receivable balance at September 30, 2010.

There are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

8.  Subsequent Events

On November 5, 2010, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.085 per share, payable on November 26, 2010, to stockholders of record at the close of business on November 15, 2010.

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

Overview

We are one of the largest distributors of wire and cable and related hardware in the U.S. industrial distribution market. The June 25, 2010 purchase of SWWR and SW allowed the Company to expand its product offerings to include mechanical wire and cable and related hardware. We have strong relationships with leading wire and cable manufacturers and provide them with efficient access to the industrial distribution market. We are focused on providing our distributor customers with a single-source solution for wire and cable and related hardware by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at September 30, 2010 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

      We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2010 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2010 would have resulted in a change in income before income taxes of $0.6 million.

Vendor Rebates

Some of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2010 would have resulted in a change in income before income taxes of $0.9 million.

 Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2010, our goodwill balance was $25.2 million, representing 13.8% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. Our annual impairment test is performed in the first month of our fourth quarter. In October 2009, we performed our annual goodwill impairment test for goodwill and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

      The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6%	78.8%	80.1%	79.0%
Gross profit	19.4%	21.2%	19.9%	21.0%

Operating expenses:
Salaries and commissions	7.9%	8.1%	8.1%	8.3%
Other operating expenses	6.2%	6.9%	6.7%	7.1%
Depreciation and amortization	0.7%	0.2%	0.5%	0.2%
Total operating expenses:	14.9%	15.2%	15.3%	15.6%

Operating income	4.5%	6.0%	4.6%	5.4%
Interest expense	0.4%	0.2%	0.2%	0.2%

Income before income taxes	4.1%	5.7%	4.4%	5.2%
Income taxes	1.7%	2.2%	1.7%	2.0%

Net income	2.5%	3.5%	2.7%	3.2%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended September 30, 2010 and 2009

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Sales	$90.5	$63.6	$27.0	42.4%

Sales in the third quarter of 2010 increased 42.4% to $90.5 million from $63.6 million in the third quarter of 2009. Most of the sales increase was attributed to the June 2010 acquisition of SWWR and SW (“Acquisition”) which generated sales of $21.1 million in the quarter. We estimate the balance of the increase is from both of our core business sectors which are capital projects and Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”). Sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation continued to improve as broad economic conditions slowly return to historical levels. Project activity remained strong due to previously funded backlog demand, and we estimate sales were up approximately 20% during the quarter. We believe sales in our Repair and Replacement sector were up approximately 6% and also benefited from the recovering economy.

Gross Profit
	Three Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Gross profit	$17.6	$13.5	$4.1	30.5%
Gross profit as a percent of sales	19.4%	21.2%	(1.8)%

Gross profit increased 30.5% to $17.6 million in 2010 from $13.5 million in 2009. The increase in gross profit was attributed to the Acquisition as the contribution from the HWC legacy business (pre-acquisition) decreased. This decrease in HWC’s legacy business gross profit was primarily related to increased customer rebates as more customers earned rebates and to increased freight expenses. Gross profit as a percentage of sales (gross margin) decreased due to the competitive market place, sales mix and increased sales discounts and freight expenses.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$7.2	$5.1	$2.0	39.8%
Other operating expenses	5.6	4.4	1.2	28.4%
Depreciation and amortization	0.7	0.1	0.5	389.9%
Total operating expenses	$13.5	$9.7	$3.8	39.6%

Operating expenses as a percent of sales	14.9%	15.2%	(0.3)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased primarily due to the additional personnel from the Acquisition.

Other operating expenses increased due to the additional operations obtained from the Acquisition and to acquisition costs of $0.1 million, which the Company did not incur in 2009.

Depreciation and amortization increased to $0.7 million in 2010 from $0.1 million in 2009 due to depreciation and amortization on the assets acquired in the Acquisition.

Operating expenses as a percentage of sales decreased to 14.9% in 2010 from 15.2% in 2009 due to ongoing cost control initiatives and operating leverage from HWC’s legacy business.

 Interest Expense

Interest expense increased 127.1% or $0.2 million to $0.3 million in 2010 from $0.1 million in 2009 due to higher debt levels as the Acquisition was funded entirely from the Company’s Loan Agreement. Average debt was $57.1 million in 2010 compared to $19.0 million in 2009. The average effective interest rate increased to 2.1% in 2010 from 1.8% in 2009. This increase was due to a higher percentage of debt in LIBOR borrowings in 2009, which is at a lower interest rate than revolving loan borrowings.

Income Taxes

Income taxes increased $0.1 million to $1.5 million in 2010 from $1.4 million in 2009 as pre-tax income increased slightly. Our effective income tax rate increased to 40.4% in 2010 from 38.5% in 2009. This rate increased due to acquisition expenses that were not deductible for federal income tax.

Net Income

      Net income remained flat at $2.2 million in 2010 and 2009.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Sales	$215.0	$191.3	$23.7	12.4%

Sales for the first nine months of 2010 increased 12.4% to $215.0 million from $191.3 million in the first nine months of 2009. The primary reason for the increase in sales is due to $21.9 million of sales generated from the Acquisition. We estimate sales in our core Repair and Replacement sector were essentially flat  as a result of the challenging economy which we believe lowered overall demand and discretionary spending. We estimate sales increased within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation. Sales within our growth initiatives remained more resilient to the overall market and economy as projects in these areas were already in progress before the economic downturn and had been previously funded. Project activity for our growth initiatives in 2010 remained active and we estimate sales were up approximately 7% as a result of our continued penetration into these markets.

Gross Profit
	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Gross profit	$42.8	$40.2	$2.6	6.4%
Gross profit as a percent of sales	19.9%	21.0%	(1.1)%

Gross profit increased 6.4% to $42.8 million in 2010 from $40.2 million in 2009. This increase is attributable to higher sales volume generated as a result of the Acquisition. Our gross margin decreased to 19.9% in 2010 from 21.0% in 2009. The reduction in gross margin attributable to HWC’s legacy business was impacted by competitive economic conditions which compressed gross margins, increased customer rebates as more customers earned rebates, increased freight expenses, and lower vendor rebates and prompt pay discounts as a percentage of purchases.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$17.5	$15.9	$1.6	10.1%
Other operating expenses	14.5	13.5	0.9	6.9%
Depreciation and amortization	1.0	0.4	0.6	130.9%
Total operating expenses	$32.9	$29.8	$3.1	10.3%

Operating expenses as a percent of sales	15.3%	15.6%	(0.3)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

The increase in salaries and commissions is due to additional personnel obtained in the Acquisition and was partially offset by lower costs in HWC’s legacy business as headcount levels decreased from the prior year period.

Other operating expenses increased due to the additional operations obtained from the Acquisition partially offset by lower costs in HWC’s legacy business from lower headcount levels and cost reduction initiatives. Other operating expenses included $0.5 million of acquisition related expenses in 2010, which the Company did not incur in 2009.

Depreciation and amortization expense increased by $0.6 million due to depreciation and amortization on the assets acquired in the Acquisition.

Operating expenses as a percentage of sales decreased to 15.3% in 2010 from 15.6% in 2009 due to ongoing cost control initiatives and operating leverage from HWC’s legacy business.

Interest Expense

Interest expense increased $0.1 million as the Acquisition was funded entirely from borrowings under the Company’s Loan Agreement. Average debt was $26.4 million in 2010 compared to $22.4 million in 2009. The average effective interest rate increased to 2.2% in 2010 from 1.8% in 2009. This increase was due to a higher percentage of debt in LIBOR borrowings in 2009, which is at a lower interest rate than revolving loan borrowings, and an increase in the LIBOR margin under the new Loan Agreement executed in September 2009.

Income Taxes

Income taxes decreased $0.1 million. Our effective income tax rate increased to 39.5% in 2010 from 38.6% in 2009. This rate increased due to acquisition expenses that were not deductible for federal income tax.

Net Income

We achieved net income of $5.7 million in 2010 compared to $6.2 million in 2009.

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

Comparison of the Nine Months Ended September 30, 2010 and 2009

Our net cash provided by operating activities for the nine months ended September 30, 2010 was $16.7 million compared to $17.8 million in the prior year period. Our net income decreased by $0.4 million to $5.7 million in 2010 from $6.2 million in 2009.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $8.5 million in 2010.  Accounts payable increased $6.3 million primarily from changes in the timing of the weekly check run between periods. Inventory decreased $3.5 million due to a reduction in cable management inventory, as many of these projects began shipping in 2010. The cable management inventory balances increase when we are staging and cutting inventory in preparation for shipment and declines when the product ships to the job site. Accrued and other liabilities increased $3.3 million primarily due to higher accrued wire purchases, additional accruals for volume rebates to our customers, increased payroll related accruals and lower prepayments on cable management projects, reflecting shipments in 2010. Prepaids decreased $2.8 million due to a prepayment for inventory at December 31, 2009. The inventory was received in January 2010, and there was no prepayment for inventory at September 30, 2010. Accounts receivable increased $7.5 million due to increased sales.

Net cash used in investing activities was $50.4 million in 2010 compared to $0.3 million in 2009 due to the $50.0 million acquisition of SWWR and SW.

Net cash provided by financing activities was $33.7 million in 2010 compared to net cash used in financing activities of $17.6 million in 2009. Net borrowings under the Loan Agreement of $38.2 million, which included borrowings of $50.0 million to finance the acquisition of SWWR and SW, and dividend payments of $4.5 million, were the main components of net cash provided by financing activities during 2010.

Indebtedness

Our principal source of liquidity at September 30, 2010 was working capital of $92.7 million compared to $89.9 million at December 31, 2009. We also had available borrowing capacity of approximately $19.4 million at September 30, 2010 and $49.7 million at December 31, 2009 under our $75 million Loan Agreement.

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

 Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender, that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The lender has a security interest in all of our assets except for the real property. The loan bears interest at the agent’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract. The loan agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement would remain as September 21, 2013. Availability has remained above these thresholds.

Contractual Obligations

      The following table summarizes our loan commitment at September 30, 2010:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$55,640	$—	$55,640	$—	$—

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

Item 4. Controls and Procedures

As of September 30, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2010 pursuant to the Company’s stock repurchase program.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2010	—	$—	—	$19,385,303
August 1 – 31, 2010	—	—	—	19,385,303
September 1 – 30, 2010	—	—	—	$19,385,303

Total	—	$—	—

(1)
The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the third quarter of 2010.

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

Date: November 9, 2010	HOUSTON WIRE & CABLE COMPANY

BY: /s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.