Form 10-Q/A
period 2010-09-30
Houston Wire & Cable CO
filed 2010-11-10
CIK 1356949

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on November 9, 2010, and is being filed solely to amend Note 3 “Business Combination” in the “Notes to Consolidated Financial Statements” (Part I, Item 1). The third party provider inadvertently filed a pre-final version of this Form 10-Q.  The entire document is being re-filed.

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

       The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition.

At June 25, 2010
Accounts receivable	$11,117
Inventories	7,472
Deferred income taxes	825
Prepaids	68
Property and equipment	4,486
Intangibles	16,370
Goodwill	22,801
Other assets	445
Total assets acquired	63,584

Book overdraft	480
Trade accounts payable	3,367
Accrued and other current liabilities	3,010
Deferred income taxes	5,383
Long term obligations	144
Total liabilities assumed	12,384

Net assets purchased	$51,200

Intangible assets, from the acquisition, consist of customer relationships - $11,540, trade names - $4,580, and non-compete agreements - $250. Customer relationships and non-compete agreements will be amortized over a 7 ½ and 1 year useful life, respectively. Trade names are not amortized. As of September 30, 2010, accumulated amortization and amortization expense recognized on the acquired intangible assets was $434. Amortization expense to be recognized on the acquired intangible assets is expected to be $1,613 in 2011 and $1,488 per year in 2012 through 2015.

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

The results of operations of SWWR and SW are included in our consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2009, are as follows:

	Nine Months ended September 30,
	2010	2009
Sales	$249,631	$255,313
Net income	6,838	7,150
Basic earnings per share	0.39	0.41
Diluted earnings per share	0.39	0.40

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