Form 10-K
period 2010-12-31
Houston Wire & Cable CO
filed 2011-03-15
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐                NO  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2010 was $175,524,345.

At March 1, 2011, there were 17,748,487 outstanding shares of the registrant’s common stock, $.001 par value per share.

  DOCUMENTS INCORPORATED BY REFERENCE
   Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2011.

HOUSTON WIRE & CABLE COMPANY
Form 10-K
For the Fiscal Year Ended December 31, 2010

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest providers of wire and cable and related services to the U.S. market. The June 25, 2010 purchase of Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire LLC (“SW”) (collectively “the acquired companies” or “the acquisition”), allowed the Company to expand its product offerings to include mechanical wire and cable and related hardware. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and the customer. The breadth and depth of wire and cable and related hardware that we offer, require significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting and same day shipment, and do not have multiple distribution centers across the nation.

Our Cable Management Program addresses our customers’ growing requirement for sophisticated and efficient just-in-time product management for large capital projects. This program entails purchasing and storing dedicated inventory, so our customers have immediate product availability for the duration of their project. Some advantages of this program include extra pre-allocated safety stock, firm pricing, zero cable surplus and just-in-time delivery. Used on large construction and capital expansion projects, our Cable Management Program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to finish complex projects on time, within budget and with minimal residual waste.

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

In 2000, we acquired our largest direct competitor, the Futronix division of Kent Electronics Corporation. In 2010, we acquired the operations of SWWR and SW from Teleflex Corporation.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, wire rope and wire rope slings, as well as nylon slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement, also referred to as maintenance, repair and operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment industries, marine construction and marine transportation.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our recent sales and marketing initiatives.

Utility Market.     The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resources’ (“IIR’s”) 2011 Global Industrial Outlook, the spending on the power market in 2011 within the United States is expected to be $63 billion. While we do not distribute the power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to support the distribution of wire and cable required for the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from these existing power generation units. These projects require the specialty instrumentation, and power and control wire and cable that we distribute.

Industrial Market.     The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. According to IIR’s 2011 Global Industrial Outlook, the 2011 projected total industrial spending within the United States is expected to be $179 billion. We provide a wide variety of products specifically designed for the petroleum refining, chemical processing, metal/mineral, and manufacturing industries where there may be significant exposure to caustic materials or extreme temperatures. As with the utilities market, we are positioned to benefit from several environmental compliance projects.

Infrastructure Market.     We believe that significant infrastructure improvements and additions to support population density and growth will be needed over the next several years. Infrastructure market opportunities include construction within the transportation, water management, waste management, education and health care industries. The American Recovery and Reinvestment Act (ARRA), passed in February 2009, is providing $787 billion to support infrastructure projects throughout the country. According to McGraw Hill Construction, $20 billion of this stimulus has been set aside for water and environment construction, while $31 billion has been set aside for energy projects, including $11 billion for the smart grid. We believe we are positioned to benefit from this investment as capital projects associated with multiple opportunities including waste water treatment, mass transit, and newly emerging energy markets, require the products and services offered by our company. We are assisting our customers to further penetrate the engineering and construction markets by working with application engineers to drive wire and cable specifications in these large construction projects.

LifeGuard™ Opportunity

We believe that demand for low-smoke, zero-halogen products is in its infancy in the U.S. and represents a significant opportunity within our targeted markets. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. We are leading the development of the market for low-smoke, zero-halogen cable in the U.S. When traditional cable burns, the acid gases produced are particularly destructive to electrical and electronic equipment, which represents a significant investment for many businesses. In contrast, low-smoke, zero-halogen compounds provide significant flame resistance, minimal smoke production and substantially reduced toxicity and corrosiveness when burned, as compared to traditional wire and cable. We sell our LifeGuard™ products across most of our end-user markets.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from one original location in Houston, Texas to nineteen locations nationwide, which includes two third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2010, we served approximately 4,300 customers, shipping approximately 25,000 SKU’s to over 12,000 customer locations nationwide. No customer represented 10% or more of our 2010 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases of wire and cable with four leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2010 approximately 53% of our annual purchases came from four suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top four suppliers in 2010 were Belden, General Cable Corp., Nexans Energy USA, Inc and Southwire Company.

Sales

We market our wire and cable and related services through an inside sales force located throughout our regional offices and a field sales force located in key geographic markets throughout the U.S. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

Competition

The wire and cable market is highly competitive and fragmented, with several hundred wire and cable competitors serving this market. The product offerings and levels of service provided by the other wire and cable providers with whom we compete vary widely. We primarily compete with other wire and cable providers on a regional and local basis. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other wire and cable providers, we also face, on a much more limited basis, competition with the distributors and manufacturers that sell products directly or through multiple distribution channels to end-users or other resellers. In the markets that we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2010, we had 380 employees. Our sales and marketing staff accounted for 157 employees, including 40 field sales personnel and 89 inside sales and technical support personnel.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Website Access

We maintain an internet website at www.houwire.com. We make available, free of charge under the “Investor Relations” heading on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports, as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.

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

The majority of our products are used in the construction, maintenance and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, mining, oilfield services, transportation, utility, wastewater treatment, marine construction and marine transportation industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries.

We have risks associated with our customers’ access to credit.

The current turmoil in global financial markets has not impaired our access to our credit facility to finance our operations. However, poor credit market conditions may adversely impact the availability of construction and other project financing, upon which many of our customers depend, resulting in project cancellations or delays. Our utility and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenues and reduced gross margins for us and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

  We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to fulfill customer orders. Failure to do so could adversely affect our sales and earnings. However, if our inventory levels are too high, we are at risk that unexpected changes in circumstances, such as a shift in market demand, drop in prices or default or loss of a customer, could have a material adverse impact on the net realizable value of our inventory.

Our operating results are affected by fluctuations in commodity prices.

Copper, steel and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our wire and cable, which could adversely affect the demand for our products. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected.

Our sales of wire rope and related hardware are impacted by the level of oil and gas offshore drilling activity.

Recent events in the Gulf Coast have resulted in tighter drilling and permitting qualifications by the U.S. Government. Until drilling companies meet these qualifications or they are eased, oil and gas drilling activity will remain at low levels, limiting the demand for the products we sell to this market.

If we are unable to maintain our relationships with our customers, it could have a material adverse effect on our financial results.

We rely on customers to purchase our wire and cable and related hardware. The number, size, business strategy and operations of these customers vary widely from market to market. Our success depends heavily on our ability to identify and respond to our customers’ needs.

In 2010, our ten largest customers accounted for approximately 39% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2010, we sourced products from approximately 345 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and supplier incentives. As a result, in 2010 approximately 53% of our purchases came from four suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

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

An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further, demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long delay. If we cannot sustain the growth in demand for our LifeGuard™ products, or if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

If we encounter difficulties with our management information systems, we would experience problems managing our business.

We believe our management information systems are a competitive advantage in maintaining our leadership position in the wire and cable industry. We rely upon our management information systems to manage and replenish inventory, fill and ship orders on a timely basis and coordinate our sales and marketing activities. If we experience problems with our management information systems, we could experience product shortages, diminished inventory control or an increase in accounts receivable. Any failure by us to maintain our management information systems could adversely impact our ability to attract and serve customers and would cause us to incur higher operating costs and experience reduced profitability.

An increase in competition could decrease sales or earnings.

We operate in a highly competitive industry. We compete directly with national, regional and local providers of wire and cable and related hardware. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from the economic downturn and the industry trend toward consolidation could adversely affect our growth and profit margins.

We may be subject to product liability claims that could be costly and time consuming.

We sell wire and cable and related hardware. As a result, from time to time we have been named as defendants in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, manufacturers' warranties and indemnities are typically limited in duration and scope and may not cover all claims that might be asserted. Moreover, our insurance coverage may not be available or may not be adequate to cover every claim asserted or the entire amount of every claim.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

The following table sets forth information about our facilities and our distribution centers as of December 31, 2010.

Location	Total Space	Distribution Center	Owned/Leased
	(Sq Ft)	(Sq Ft)
Houston, TX – 3 facilities	192,488	161,960	Owned
New Iberia, LA	21,250	18,750	Owned
Sulphur, LA	17,590	15,090	Owned
Houston, TX – 2 facilities	90,887	81,475	Leased
Chicago, IL	86,705	81,635	Leased
Olive Branch, MS	80,000	72,000	Leased
Charlotte, NC	76,159	68,892	Leased
Philadelphia, PA	60,000	54,500	Leased
Los Angeles, CA	52,901	47,036	Leased
Atlanta, GA	50,733	47,483	Leased
Tampa, FL	49,776	45,374	Leased
Seattle, WA	30,363	28,275	Leased
Baton Rouge, LA	22,200	19,700	Leased
Kansas City, MO	10,000	7,000	Leased

Total	841,052	749,170

We own three of the five facilities we operate in Houston, Texas, as well as two other facilities acquired as part of SWWR. Our primary national distribution center as well as our corporate headquarters is located in Houston, Texas. This facility houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology. We believe that our properties are in good operating condition and adequately serve our current business operations.

As a test of potential new markets and to augment our distribution network, we contract with two third-party logistics firms. The location of and services provided by these third party logistics firms are as follows:

•	Denver, Colorado —Inventory and ship pre-packaged and cut-to-order lengths of wire and cable for a monthly fixed fee plus a per transaction charge; and

•	San Francisco, California —Inventory and ship pre-packaged and cut-to-order lengths of wire and cable for a monthly fixed fee plus a per transaction charge.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Illinois, Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. We maintain general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate.

ITEM 4.  RESERVED

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years
Charles A. Sorrentino President and Chief Executive Officer	66	1998	President and Chief Executive Officer of the Company.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	58	1997	Chief Financial Officer, Treasurer and Secretary of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2010:
First quarter	$14.68	$11.31
Second quarter	$14.53	$9.66
Third quarter	$13.17	$8.64
Fourth quarter	$13.64	$9.61

Year ended December 31, 2009:
First quarter	$9.34	$4.70
Second quarter	$14.76	$7.45
Third quarter	$12.66	$8.56
Fourth quarter	$13.49	$10.51

There were 16 holders of record of our common stock as of December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2010. For further information regarding our stock repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2010	—	$—	—	$19,385,303
November 1 – 30, 2010	—	$—	—	$19,385,303
December 1 – 31, 2010	—	$—	—	$19,385,303
Total	—	$—	—
__________

(1)       The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the 4th quarter of 2010.

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

Total return is based on an initial investment of $100 on June 15, 2006, the date of our IPO, and reinvestment of dividends.

Dividend Policy

We have paid a quarterly cash dividend since August 2007. Since February 1, 2008, our quarterly cash dividend has been $0.085 per share, as approved by our Board of Directors. In each of 2009 and 2010, the cash dividend was $0.34 per share, resulting in total dividends paid of $6.0 million in each year.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Our loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item and by Item 12 regarding securities available for issuance is presented under Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$308,522	$254,819	$360,939	$359,115	$323,467
Cost of sales	245,932	201,865	275,224	266,276	231,128

Gross profit	62,590	52,954	85,715	92,839	92,339
Operating expenses:
Salaries and commissions	25,281	20,596	24,080	23,861	22,706
Other operating expenses	20,565	18,023	20,728	18,811	15,975
Management fee to stockholder (1)	—	—	—	—	208
Depreciation and amortization	1,738	563	523	459	376
Total operating expenses	47,584	39,182	45,331	43,131	39,265

Operating income	15,006	13,772	40,384	49,708	53,074
Interest expense	844	520	1,825	1,188	3,075

Income before income taxes	14,162	13,252	38,559	48,520	49,999
Income tax provision	5,543	5,220	14,822	18,295	19,325

Net income	$8,619	$8,032	$23,737	$30,225	$30,674

Earnings per share (2) :
Basic	$0.49	$0.46	$1.33	$1.49	$1.63

Diluted	$0.49	$0.45	$1.33	$1.48	$1.62

Weighted average common shares outstanding (2) :
Basic	17,657,682	17,648,696	17,789,739	20,328,182	18,875,192
Diluted	17,710,123	17,665,924	17,838,072	20,406,000	18,984,826
__________
(1)	The management fee arrangement was terminated as of the completion of our initial public offering in June 2006.
(2)	The 2006 share information has been restated for the 1.875-for-1 stock split on May 16, 2006.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$67,838	$46,859	$50,798	$58,202	$52,128
Inventories, net	$67,503	$61,325	$73,459	$69,299	$56,329
Total assets	$185,490	$122,014	$134,753	$139,091	$116,864
Book overdraft (1)	$3,055	$907	$4,933	$3,854	$1,265
Total debt (2) (3)	$54,825	$17,479	$29,808	$34,507	$12,059
Stockholders’ equity (3)	$85,720	$80,813	$76,595	$71,170	$81,674
_______
(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On June 25, 2010, we completed the purchase of the acquired companies for a total purchase price of $51.5 million of which $51.2 million was paid in 2010 and was funded from our loan agreement.
(3)
A stock repurchase program was approved in 2007. During the years ended December 31, 2008 and 2007, purchases of stock totaling $14,725 and $40,890, respectively, were made, part of which was funded by debt. No repurchases were made during the years ended December 31, 2010 and 2009.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Form 10-K. Certain tabular information may not foot due to rounding.

Overview

Since our founding over 35 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 4,300 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment industries, marine construction and marine transportation.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality from time to time. We believe that our revenue will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent economic uncertainty and volatile commodity prices have impacted sales and the level of demand. This has had and will continue to have an impact on our performance, until economic conditions stabilize.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results of operations, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of the receivables, that we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at December 31, 2010 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2010 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2010 would have resulted in a change in income before income taxes of $0.6 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names, customer relationships, and non-compete agreements with certain of our employees. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed and no impairment was deemed necessary. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships and non-compete agreements are being amortized over a 7 ½ year and 1 year useful life, respectively. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during 2010 would have resulted in a change in income before income taxes of $1.3 million for the year ended December 31, 2010.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2010, our goodwill balance was $25.1 million, representing 13.5% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2010, we performed our annual goodwill impairment test and, as a result of this test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Sales

We generate most of our sales by providing wire and cable and related hardware to our customers, as well as billing for freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced.

Cost of Sales

Cost of sales consists primarily of the average cost of the wire and cable and related hardware that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors and vendor rebates generally related to annual purchase targets, as well as inventory obsolescence charges.

Operating Expenses

Operating expenses include all expenses incurred to receive, sell and ship product and administer the operations of the Company.

Salaries and Commissions.  Salary expense includes the base compensation, and any overtime earned by hourly personnel, for all sales, administrative and warehouse employees and stock compensation expense for options and restricted stock granted to employees. Commission expense is earned by inside sales personnel based on gross profit dollars generated, by field sales personnel from generating sales and meeting various objectives, by sales, national and marketing managers for driving the sales process, by region managers based on the profitability of their branches and by corporate managers based primarily on our profitability and also on other operating metrics.

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

Depreciation and Amortization.  We incur depreciation expense for costs related to the capitalization of property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We incur amortization expense on leasehold improvements over the shorter of the lease term or the life of the related asset and on intangible assets over the estimated life of the asset.

Interest Expense

Interest expense consists primarily of interest we incur on our debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2010, 2009 and 2008.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	79.7%	79.2%	76.3%
Gross profit	20.3%	20.8%	23.7%

Operating expenses:
Salaries and commissions	8.2%	8.1%	6.7%
Other operating expenses	6.7%	7.1%	5.7%
Depreciation and amortization	0.6%	0.2%	0.1%
Total operating expenses	15.4%	15.4%	12.6%

Operating income	4.9%	5.4%	11.2%
Interest expense	0.3%	0.2%	0.5%
Income before income taxes	4.6%	5.2%	10.7%
Income tax provision	1.8%	2.0%	4.1%

Net income	2.8%	3.2%	6.6%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2010 and 2009

Sales
	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Sales	$308.5	$254.8	$53.7	21.1%

Our sales for 2010 increased 21.1% to $308.5 million from $254.8 million in the fiscal year 2009. The primary reasons for this increase were the late June acquisition of SWWR, GP and SW, which generated sales of $37.6 million, improved demand for our products due to recovering economic conditions and the increase in the average price of copper, a component in certain of our products, which rose 45.5% over 2009 levels during 2010. We estimate sales in our core MRO sector were up slightly as a result of improved economic conditions in the fourth quarter of 2010.  Sales within the areas that we have identified as our legacy growth initiatives - Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation - increased at a greater rate than MRO sales, as sales within our growth initiatives remained more resilient to difficult early year economic conditions as projects in these areas were already in progress and had been previously funded. Project bookings and backlog for our growth initiatives in 2010 remained strong as a result of our continued penetration into these markets.

Gross Profit
	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Gross profit	$62.6	$53.0	$9.6	18.2%
Gross profit as a percent of sales	20.3%	20.8%	(0.5)%

Gross profit increased 18.2% to $62.6 million in 2010 from $53.0 million in 2009. The increase in gross profit was attributed to the acquisition as the contribution from the HWC legacy business (pre-acquisition) remained flat due to more customers earning rebates and increased freight expenses. Gross profit as a percentage of sales (gross margin) decreased due to the competitive market place, sales mix and increased customer rebates and freight expenses.

Operating Expenses
	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$25.3	$20.6	$4.7	22.7%
Other operating expenses	20.6	18.0	2.5	14.1%
Depreciation and amortization	1.7	0.6	1.2	208.7%
Total operating expenses:	$47.6	$39.2	$8.4	21.4%

Operating expenses as a percent of sales	15.4%	15.4%	–

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Salaries and Commissions. Salaries and commissions increased primarily due to the additional personnel from the acquisition.

Other Operating Expenses.  Other operating expenses increased due to the additional operations obtained from the acquisition and acquisition costs of $0.9 million, which the Company did not incur in 2009. These additional expenses were partially offset by ongoing cost control initiatives from HWC’s legacy business.

Depreciation and Amortization. The depreciation and amortization increase is attributable to the assets acquired in the acquisition.

Operating expenses as a percentage of sales remained flat at 15.4% in 2010 and 2009.

Interest Expense

Interest expense increased 62.3% or $0.3 million to $0.8 million in 2010 from $0.5 million in 2009 due to higher debt levels as the acquisition was funded entirely from the Company’s loan agreement. Average debt was $33.5 million in 2010 compared to $20.8 million in 2009. The average effective interest rate increased to 2.2% in 2010 from 1.8% in 2009. This increase was primarily due to the higher base spreads over LIBOR under the September 2009 amendment to our loan agreement and an increase in the applicable LIBOR spread as a result of the higher debt-to-EBITDA ratio caused by the acquisition.

Income Tax Expense

Income tax expense increased $0.3 million or 6.2% to $5.5 million in 2010 as our income before taxes increased 6.9%. The effective income tax rate decreased to 39.1% in 2010 from 39.4% in 2009. The effective income tax rate was lower in 2010 due to 2009 reflecting a deferred tax adjustment relating to prior periods which increased the effective income tax rate in 2009. This decrease was partially offset by the effect of nondeductible expenses incurred in 2010 associated with the acquisition.

Net Income

We achieved net income of $8.6 million in 2010 compared to $8.0 million in 2009, an increase of 7.3%.

Comparison of Years Ended December 31, 2009 and 2008

Sales
	Year Ended
	December 31,
(Dollars in millions)	2009	2008	Change
Sales	$254.8	$360.9	$(106.1)	(29.4)%

Our sales for 2009 decreased 29.4% to $254.8 million from $360.9 million in 2008. The two primary reasons for this decrease were continued reduced demand for our products, as our customers sought to conserve capital and minimize expenditures during a difficult economic environment, and the reduction in the price of copper, which fell on average by 24.9% during 2009. Since copper is a major component in many of our products, a decrease in the market price of copper reduces the prices at which we can sell those products. We estimate sales in our core MRO sector were down as a result of the challenging economy which we believe lowered overall demand and discretionary spending. Partially offsetting this decrease in MRO sales was the increase in sales within our legacy growth initiatives encompassing Utility Power Generation, Environmental Compliance, Engineering & Construction, Industrials, and LifeGuard™ (and other private branded products). Sales within our growth initiatives remained more resilient to the overall market and economy as projects in these areas were already in progress and had been previously funded.   Project bookings and backlog for our growth initiatives in 2009 increased as a result of our continued penetration into these markets.

Gross Profit
	Year Ended
	December 31,
(Dollars in millions)	2009	2008	Change
Gross profit	$53.0	$85.7	$(32.8)	(38.2)%
Gross profit as a percent of sales	20.8%	23.7%	(2.9)%

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, petrochemical and steel products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. Copper prices have increased from an average price per pound of $3.28 in the first quarter of 2010 to a high of $3.93 per pound in the fourth quarter of 2010. The impact of increasing copper prices on sales and net income during 2010 cannot be isolated, as product mix changes and improving economic demand also impacted performance. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in copper and steel prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of Years Ended December 31, 2010 and 2009

Our net cash provided by operating activities was $19.3 million in 2010, an increase of $0.5 million or 2.9% compared to cash provided by operating activities of $18.7 million in 2009. Our net income increased by $0.6 million or 7.3% to $8.6 million in 2010 from $8.0 million in 2009.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $7.5 million in 2010. Accrued and other liabilities increased $5.5 million primarily due to higher accruals for volume rebates to our customers, additional payroll related accruals and increased accrued wire purchases. Accounts payable increased $5.0 million due to additional inventory received in December 2010 compared to December 2009 in response to increased sales. Prepaids decreased $3.0 million primarily related to a prepayment for inventory at December 31, 2009, which was subsequently received in January 2010. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, increased $1.7 million. Offsetting these sources of cash was an increase in accounts receivable of $9.8 million due to higher sales.

Net cash used in investing activities was $50.7 million in 2010 compared to $0.4 million in 2009. The increase was attributable to the Company paying $51.2 million for the acquisition in 2010.

Net cash provided by financing activities was $31.4 million in 2010 compared to cash used in financing activities of $18.3 million in 2009. Net borrowings on the revolver of $37.3 million and dividend payments of $6.0 million were the main components of financing activities in 2010.

Comparison of Years Ended December 31, 2009 and 2008

Our net cash provided by operating activities was $18.7 million in 2009, a decrease of $7.7 million or 29.1% compared to cash provided by operating activities of $26.4 million in 2008. Our net income decreased by $15.7 million or 66.2% to $8.0 million in 2009 from $23.7 million in 2008.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $8.2 million which was primarily caused by a reduction in inventory of $11.6 million. The inventory decrease more closely aligned inventory levels with the lower sales activity caused by the economic recession. Accounts receivable decreased $4.0 million due to lower sales in 2009. In addition, at December 31, 2009, a customer was withholding payment on $4.8 million of accounts receivable in connection with a dispute. The book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $4.0 million. Prepaids increased $2.8 million primarily related to a prepayment for inventory which was subsequently received in January 2010. Accounts payable increased $1.5 million due in part to our withholding payment of $4.9 million in connection with the dispute mentioned above. Income taxes payable decreased $1.4 million due to a $1.2 million dollar federal tax payment that was postponed from December 2008 until January 2009 as allowed by the Internal Revenue Service for businesses in the Hurricane Ike disaster area.

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

Indebtedness

Our principal source of liquidity at December 31, 2010 was working capital of $94.6 million compared to $89.9 million at December 31, 2009. We also had available borrowing capacity in the amount of $20.2 million at December 31, 2010 and $49.7 million at December 31, 2009 under our loan agreement.

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

Loan and Security Agreement

We have a loan agreement with Bank of America, N.A., as agent and lender, that provides for a $75 million revolving loan. We amended and restated the loan agreement in September 2009 to extend the maturity through September 21, 2013. The loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The loan agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 21, 2013. Availability has remained above these thresholds. The lender has a security interest in all of our assets except for the real property. The loan bears interest at the agent’s base interest rate.

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

Covenants in the loan agreement require us to maintain certain minimum financial ratios and restrict the level of capital expenditures. Repaid amounts can be re-borrowed subject to the borrowing base. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. As of December 31, 2010, we were in compliance with all financial covenants. We paid approximately $0.1 million in unused facility fees for the year ended December 31, 2010.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2010.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$54,825	$—	$54,825	$—	$—
Operating lease obligations	7,759	3,129	3,458	1,172	—
Non-cancellable purchase obligations (1)	39,170	39,170	—	—	—
Total	$101,754	$42,299	$58,283	$1,172	$—
__________
(1)
These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2010. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $0.5 million in each of the years ended December 31, 2010 and 2009 and $0.6 million in the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchases

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. There were no shares repurchased during 2010 and 2009.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Our variable interest rate debt is sensitive to changes in the general level of interest rates. At December 31, 2010, the weighted average interest rate on our $54.8 million of variable interest debt was approximately 2.2%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2010 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.5 million effect on our annual interest expense.

Commodity Risk

We are subject to periodic fluctuations in copper prices as our products have varying levels of copper content in their construction. In addition, varying steel prices also impact certain of the products we purchase. Profitability is influenced by these fluctuations as prices change between the time we buy and sell our products.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2011

Houston Wire & Cable Company
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$67,838	$46,859
Inventories, net	67,503	61,325
Deferred income taxes	2,399	1,776
Prepaids	763	3,649
Total current assets	138,503	113,609

Property and equipment, net	6,255	3,169
Intangible assets, net	15,557	—
Goodwill	25,082	2,362
Deferred income taxes	—	2,855
Other assets	93	19
Total assets	$185,490	$122,014

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,055	$907
Trade accounts payable	19,987	11,610
Accrued and other current liabilities	19,781	10,924
Income taxes	1,036	281
Total current liabilities	43,859	23,722

Debt	54,825	17,479
Other long-term obligations	141	—
Deferred income taxes	945	—
Total liabilities	99,770	41,201

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,748,487 and 17,732,737 shares outstanding at December 31, 2010 and 2009, respectively	21	21
Additional paid-in capital	58,642	56,609
Retained earnings	80,187	77,571
Treasury stock	(53,130)	(53,388)
Total stockholders’ equity	85,720	80,813

Total liabilities and stockholders’ equity	$185,490	$122,014

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
 Consolidated Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Sales	$308,522	$254,819	$360,939
Cost of sales	245,932	201,865	275,224
Gross profit	62,590	52,954	85,715

Operating expenses:
Salaries and commissions	25,281	20,596	24,080
Other operating expenses	20,565	18,023	20,728
Depreciation and amortization	1,738	563	523
Total operating expenses	47,584	39,182	45,331

Operating income	15,006	13,772	40,384
Interest expense	844	520	1,825
Income before income taxes	14,162	13,252	38,559
Income tax provision	5,543	5,220	14,822
Net income	$8,619	$8,032	$23,737

Earnings per share:
Basic	$0.49	$0.46	$1.33
Diluted	$0.49	$0.45	$1.33

Weighted average common shares outstanding:
Basic	17,657,682	17,648,696	17,789,739
Diluted	17,710,123	17,665,924	17,838,072

Dividends declared per share	$0.34	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
 Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2007	20,988,952	$21	$54,131	$57,846	(2,411,225)	$(40,828)	$71,170
Net income	—	—	—	23,737	—	—	23,737
Exercise of stock options	—	—	(628)	—	42,079	686	58
Excess tax benefit for stock options	—	—	264	—	—	—	264
Amortization of unearned stock compensation	—	—	2,134	—	—	—	2,134
Purchase of treasury stock, net	—	—	—	—	(977,254)	(14,725)	(14,725)
Dividends paid	—	—	—	(6,043)	—	—	(6,043)

Balance at December 31, 2008	20,988,952	21	55,901	75,540	(3,346,400)	(54,867)	76,595
Net income	—	—	—	8,032	—	—	8,032
Exercise of stock options	—	—	(145)	—	10,185	167	22
Excess tax benefit for stock options	—	—	13	—	—	—	13
Deferred tax adjustment related to stock compensation	—	—	(53)	—	—	—	(53)
Amortization of unearned stock compensation	—	—	2,205	—	—	—	2,205
Issuance of restricted stock awards	—	—	(1,312)	—	80,000	1,312	—
Dividends paid	—	—	—	(6,001)	—	—	(6,001)

Balance at December 31, 2009	20,988,952	21	56,609	77,571	(3,256,215)	(53,388)	80,813
Net income	—	—	—	8,619	—	—	8,619
Exercise of stock options	—	—	(134)	—	10,750	176	42
Excess tax benefit for stock options	—	—	7	—	—	—	7
Amortization of unearned stock compensation	—	—	2,260	—	—	—	2,260
Impact of forfeited vested options	—	—	(18)	—	—	—	(18)
Impact of forfeited restricted stock awards	—	—	238	—	(14,500)	(238)
Issuance of restricted stock awards	—	—	(320)	—	19,500	320	—
Dividends paid	—	—	—	(6,003)	—	—	(6,003)
Balance at December 31, 2010	20,988,952	$21	$58,642	$80,187	(3,240,465)	$(53,130)	$85,720

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income	$8,619	$8,032	$23,737

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,738	563	523
Amortization of capitalized loan costs	46	99	80
Amortization of unearned stock compensation	2,260	2,205	2,134
Provision for doubtful accounts	93	—	214
Provision for returns and allowances	(118)	(109)	70
Provision for inventory obsolescence	734	529	46
(Gain) loss on disposals of property and equipment	26	(15)	8
Deferred income taxes	(1,603)	(741)	(900)
Changes in operating assets and liabilities:
Accounts receivable	(9,785)	4,048	7,120
Inventories	1,059	11,606	(4,206)
Prepaids	2,954	(2,820)	3
Other assets	354	(31)	(53)
Book overdraft	1,668	(4,026)	1,079
Trade accounts payable	5,010	1,519	(2,206)
Accrued and other current liabilities	5,466	(758)	(4,861)
Long term liabilities	(3)	—	—
Income taxes	755	(1,363)	3,648
Net cash provided by operating activities	19,273	18,738	26,436

Investing activities
Expenditures for property and equipment	(459)	(462)	(572)
Proceeds from disposals of property and equipment	956	19	1
Cash paid for acquisition	(51,162)	—	—
Net cash used in investing activities	(50,665)	(443)	(571)

Financing activities
Borrowings on revolver	352,276	255,829	371,915
Payments on revolver	(314,930)	(268,158)	(376,614)
Proceeds from exercise of stock options	42	22	58
Payment of dividends	(6,003)	(6,001)	(6,043)
Excess tax benefit for options	7	13	264
Purchase of treasury stock	—	—	(15,445)
Net cash provided by (used in) financing activities	31,392	(18,295)	(25,865)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Supplemental disclosures
Cash paid during the year for interest	$743	$514	$1,920

Cash paid during the year for income taxes	$6,191	$7,352	$11,908

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Notes to Consolidated Financial Statements
  (dollars in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable and related services to the U.S. market through nineteen locations in twelve states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired companies”, or “the acquisition”). On January 1, 2011, the acquired companies were merged into HWC Wire & Cable Company. The Company has no other business activity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, and asset impairments. Actual results could differ materially from the estimates and assumptions that we use for the preparation of our financial statements.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2010	2009	2008
Denominator:
Weighted average common shares for basic earnings per share	17,657,682	17,648,696	17,789,739
Effect of dilutive securities	52,441	17,228	48,333
Denominator for diluted earnings per share	17,710,123	17,665,924	17,838,072

 Options to purchase 882,455, 1,042,795 and 829,822 shares of common stock were not included in the diluted net income per share calculation for 2010, 2009 and 2008, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $358 and $282, and a reserve for returns and allowances of $486 and $604 at December 31, 2010 and 2009, respectively. Consistent with industry practices, the Company normally requires payment from its customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2010	2009	2008
Balance at beginning of year	$282	$262	$130
Acquisition	173	—	—
Bad debt expense	93	—	214
Write-offs, net of recoveries	(190)	20	(82)
Balance at end of year	$358	$282	$262

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $3,036 and $2,228 at December 31, 2010 and 2009, respectively.

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

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	25 to 30 years
Machinery and equipment	3 to 5 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Depreciation expense was approximately $805, $563, and $523 for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill

Goodwill represents excess cost over the net tangible and intangible assets of acquired businesses. Goodwill is not amortized but is reviewed annually for impairment, or more frequently if indications of possible impairment exist, by applying a fair-value based test. The Company completes the required annual assessment as of October 1 of each year. The Company has performed the requisite impairment tests for goodwill and has determined that goodwill was not impaired as of October 1, 2010.

Other Assets

Other assets include deferred financing costs of $1,832. The capitalized loan costs are amortized on a straight-line basis over the contractual life of the related debt agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2010 and 2009 was approximately $1,802 and $1,779, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the agreement are $19, $8, and $3 for the years 2011 through 2013, respectively.

Intangibles

Intangible assets, from the acquisition, consist of customer relationships, trade names, and non-compete agreements. The customer relationships and non-compete agreements are being amortized over a 7 ½ and 1 year useful life, respectively. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. Trade names are not being amortized and are tested for impairment on an annual basis.

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

Segment Reporting

The Company operates in a single operating and reporting segment, sales of wire and cable and related services to the U.S. market.

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

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2010, 2009 or 2008. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $163, $94, and $722 for the years ended December 31, 2010, 2009, and 2008, respectively.

Financial Instruments

The carrying values of the accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Stock-Based Compensation

Stock options issued under the Company’s stock plan have an exercise price equal to the fair value of the Company’s stock on the grant date. Restricted stock is valued at the closing price of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of income.

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

2.   Business Combination

On June 25, 2010, the Company completed the acquisition of SWWR, its general partner Southwest Wire Rope GP LLC and SWWR’s subsidiary, SW, from Teleflex Incorporated. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. SWWR and SW provide mechanical wire rope and related hardware to the industrial market; GP’s sole activity is to serve as the general partner of SWWR. Under the terms of the acquisition agreement, the purchase price was $50 million, subject to an adjustment based on the net working capital of the acquired companies as of the date of closing. The adjustment was $1.5 million making the total purchase price $51.5 million, of which $51.2 million was paid in 2010. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $5,993. The acquisition was funded from the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its electrical wire and cable products.

The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition.
At June 25, 2010
Accounts receivable	$11,169
Inventories	7,971
Deferred income taxes	117
Prepaids	68
Property and equipment	4,413
Intangibles	16,490
Goodwill	22,720
Other assets	475
Total assets acquired	63,423

Book overdraft	480
Trade accounts payable	3,367
Accrued and other current liabilities	3,053
Deferred income taxes	4,879
Long term obligations	144
Total liabilities assumed	11,923

Net assets purchased	$51,500

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The market approach used by the Company included prices at which comparable assets are purchased under similar circumstances. The income approach indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset over its useful life. Projected cash flows are discounted at a market rate of return that reflects the relative risk associated with the asset and the time value of money. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Intangible assets, from the acquisition, consist of customer relationships - $11,630, trade names - $4,610, and non-compete agreements - $250. Customer relationships and non-compete agreements are being amortized over a 7 ½ and 1 year useful life, respectively. The weighted average amortization period for intangible assets is 7.1 years. Trade names are not being amortized. As of December 31, 2010, accumulated amortization and amortization expense recognized on the acquired intangible assets was $933. Amortization expense to be recognized on the acquired intangible assets is expected to be $1,741 in 2011 and $1,616 per year in 2012 through 2015.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists primarily of sales and operational synergies that will be achieved by expanding the regionally based operations of the acquired companies to the Company’s national platform.

The purchase accounting with respect to deferred taxes has not yet been finalized as the Company is still awaiting receipt from the seller of the tax basis of the acquired assets.

Under ASC Topic 805-10, acquisition-related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as expenses in the periods in which the costs are incurred. For the year ended December 31, 2010, the Company incurred $860 of acquisition-related costs.

The amount of revenue and net income of the acquired companies included in the Company’s consolidated statement of income from the acquisition date through the period ended December 31, 2010 was $37,611 and $811, respectively.

The results of operations of the acquired companies are included in our consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2009, are as follows:

	Year ended December 31,
	2010	2009
Sales	$343,180	$335,440
Net income	9,534	9,162
Basic earnings per share	0.54	0.52
Diluted earnings per share	0.54	0.52

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2009.

3.   Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2010	2009
Land	$1,436	$617
Buildings	3,599	2,209
Machinery and equipment	7,628	6,109
	12,663	8,935
Less accumulated depreciation	6,408	5,766
	$6,255	$3,169

Intangibles assets

Intangibles assets consist of:

	At December 31,
	2010	2009
Trade names	$4,610	$—
Customer relationships	11,630	—
Non-compete agreements	250	—
	16,490	—
Less accumulated amortization
Trade names	—	—
Customer relationships	808	—
Non-compete agreements	125	—
	933	—

	$15,557	$—

Goodwill

Changes in goodwill during 2010 were as follows:

	At December 31,
	2010	2009
Balance at beginning of year	$2,362	$2,362
Current year acquisitions	22,720	—
Balance at end of year	$25,082	$2,362

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:

	At December 31,
	2010	2009
Customer advances	$3,844	$3,756
Customer rebates	4,402	1,791
Payroll, commissions, and bonuses	3,326	1,271
Accrued inventory purchases	4,303	1,205
Other	3,906	2,901
	$19,781	$10,924
4.   Debt

On September 21, 2009, the Company as guarantor and HWC Wire & Cable Company as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender. The Loan Agreement provides for a $75,000 revolving loan at the agent’s base interest rate and matures on September 21, 2013. The lender has a security interest in all of the assets of the Company with the exception of the real property. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain certain minimum financial ratios. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default, maintaining defined levels of fixed charge coverage and minimum levels of availability. The loan agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 21, 2013. Availability has remained above these thresholds. At December 31, 2010, the Company was in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings at December 31, 2010 and 2009 were $54,825 and $17,479, respectively. The weighted average interest rates on outstanding borrowings were 2.2% and 2.1% at December 31, 2010 and 2009, respectively.

During 2010, the Company had an average available borrowing capacity of approximately $35,265. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2010, the Company had available borrowing capacity of $20,175 under the terms of the Loan Agreement. Under the Loan Agreement, the Company is obligated to pay an unused facility fee ranging from 0.2% to 0.3%, depending on the Company’s debt-to-EBITDA, computed on a daily basis. During the years ended December 31, 2010, 2009 and 2008, the Company paid $108, $107, and $68, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2011	$—
2012	—
2013	54,825
Total	$54,825

5.   Income Taxes

The provision (benefit) for income taxes consists of:
	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$6,392	$5,307	$14,022
State	754	654	1,700
Total current	7,146	5,961	15,722

Deferred:
Federal	(1,457)	(674)	(819)
State	(146)	(67)	(81)
Total deferred	(1,603)	(741)	(900)

Total	$5,543	$5,220	$14,822

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.8	2.7
Non-deductible items	0.6	0.9	0.5
Other	0.7	0.7	0.2
Total effective tax rate	39.1%	39.4%	38.4%

Significant components of the Company’s deferred taxes were as follows:
	Year Ended December 31,
	2010	2009
Deferred tax assets:
Property and equipment	$—	$386
Goodwill	—	148
Uniform capitalization adjustment	933	634
Inventory reserve	1,169	858
Allowance for doubtful accounts	138	109
Stock compensation expense	3,227	2,397
Other	137	99
Total deferred tax assets	5,604	4,631

Deferred tax liabilities
Property and equipment	173	—
Goodwill	393	—
Intangibles	3,584	—
Total deferred tax liabilities	4,150	—
Net deferred tax assets	$1,454	$4,631

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2010, 2009 and 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.     Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options and the issuance of restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the years ended December 31, 2010 and 2009, the Company did not repurchase any of its stock. During the year ended December 31, 2008, the Company repurchased 977,254 shares for a total cost of $14,725. As of December 31, 2010, the Company had total repurchases of 3,391,854 shares for a total cost of $55,615.

Since February 2008, the Company has paid a quarterly cash dividend of $0.085 per share, resulting in aggregate dividends in 2010, 2009 and 2008 of $6,003, $6,001 and $6,043, respectively.

On May 18, 2009, the Company’s Board of Directors adopted a stockholder rights plan and announced that the plan would be submitted for stockholder ratification at the 2010 annual meeting of stockholders. The stockholders of the Company failed to ratify the rights plan at the 2010 annual meeting, and the plan was terminated effective May 7, 2010.

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors is authorized to fix the particular preferences, rights, qualifications and restrictions of each series of preferred stock. In connection with the adoption of the stockholder rights plan, the Board of Directors designated 100,000 shares as Series A Junior Participating Preferred Stock, although the plan has subsequently been terminated. No shares of preferred stock have been issued.

7.   Employee Benefit Plans

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company has adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2010, 2009 and 2008 was $599, $537, and $623, respectively.

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

Stock Option Awards

The Company also has options outstanding under a stock option plan adopted in 2000 (the “2000 Plan”). The 2000 Plan provided for options to be granted at the fair market value of the Company’s common stock at the date of the grant, which options could be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. In connection with the adoption of the 2006 Plan, the Board of Directors resolved that no further options would be granted under the 2000 Plan.

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

At the last two Annual Meetings of Stockholders, held on May 7, 2010 and May 8, 2009, the Company issued options under the 2006 Plan to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares each year. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on the date of grant, has a contractual life of ten years and vests one year after the date of grant.

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

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.86%	1.00%	2.51%
Expected dividend yield	2.80%	3.29%	3.21%
Weighted average expected life	4.5 years	2 years	5.5 years
Expected volatility	64%	81%	55%

During the years ended December 31, 2010, 2009 and 2008, tax benefits of $7, $13 and $264, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $77, $77 and $738, respectively.

The following summarizes stock option activity and related information:

	2010
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding—Beginning of year	1,195	$18.93	$1,146
Granted	123	12.14
Exercised	(11)	3.90
Forfeitures	(13)	14.48
Expired	(3)	0.53
Outstanding—End of year	1,291	$18.49	$1,705
Exercisable—End of year	399	$15.39	$818
Weighted average fair value of options granted during 2010	$5.04
Weighted average fair value of options granted during 2009	$4.04
Weighted average fair value of options granted during 2008	$5.24

Vesting dates range from May 7, 2011 to December 14, 2015, and expiration dates range from January 1, 2012 to December 14, 2020 at exercise prices and average contractual lives as follows:

Exercise Prices	Outstanding as of 12/31/10 (in 000’s)	Weighted Average Remaining Contractual Life	Exercisable as of 12/31/10 (in 000’s)	Weighted Average Remaining Contractual Life
$0.53	6	1.68	6	1.68
$2.67	36	5.00	36	5.00
$9.27	209	7.96	57	7.96
$10.32	35	8.35	35	8.35
$11.99	65	7.02	—	—
$12.03	88	9.95	—	—
$12.43	35	9.35	—	—
$13.00	15	5.47	15	5.47
$15.40	67	6.96	40	6.96
$16.98	30	5.55	30	5.55
$17.36	45	7.35	45	7.35
$17.98	15	5.61	15	5.61
$21.73	125	5.97	100	5.97
$26.19	500	6.19	—	—
$30.25	20	6.33	20	6.33
	1,291	6.89	399	6.52

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $703, $1,013 and $773, respectively.

Restricted Stock Awards

On June 28, 2010, the Company granted 19,500 voting shares of restricted stock under the 2006 Plan to new members of the management team, who joined the Company as part of the acquisition. These shares vest in one-third increments, on the first, second and third anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

On December 15, 2009, the Company granted 80,000 voting shares of restricted stock under the 2006 Plan to management. These shares vest in one-third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years.

The following summarizes restricted stock awards as of December 31, 2010:

	2010
	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	80	$12.20
Granted	20	11.62
Vested	—	—
Cancelled/Forfeitures	(15)	11.72
Non-vested —End of year	85	$12.14

Total stock-based compensation cost was $2,260, $2,205 and $2,134 for the years ended December 31, 2010, 2009 and 2008, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $885, $869 and $820 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $3,560 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 28 months. There were 459,875 shares available for future grants under the 2006 Plan at December 31, 2010.

9.   Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,602 in 2010, $2,161 in 2009 and $1,999 in 2008.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2010:

2011	$3,129
2012	2,096
2013	1,362
2014	961
2015	211
Thereafter	—
Total minimum lease payments	$7,759

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $39,170 at December 31, 2010.

As part of the June 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $141 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 6 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Commission of Environmental Quality.

       The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Illinois, Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether the Company, in fact, distributed the wire and cable alleged to have caused any injuries.  The Company maintains general liability insurance that has applied to these claims. To date, all costs associated with these claims have been covered by the applicable insurance policies and all defense of these claims has been handled by the applicable insurance companies. In addition, the Company did not manufacture any of the wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

As of December 31, 2010 and 2009, the Company had a past due account receivable of $4,800. The customer had withheld payment due to a product dispute. That dispute has been resolved, and the Company received payment of the account receivable in the first quarter of 2011.

There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

10.  Subsequent Events

On March 11, 2011, the Company granted 2,500 voting shares of restriced stock under the 2006 Plan to recently promoted member of the management team. These shares vest equally over five years on the anniversary of the date of the grant, as long as the recipient is then employed by the Company.  Any dividends declared will be accrued and paid to the recipient when the related shares vest.

On February 2, 2011, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders of record on February 14, 2011. This dividend totaling $1,501 was paid on February 25, 2011. The Company has evaluated subsequent events through the time these financial statements in this Form 10-K were filed with the SEC.

11.  Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters ended December 31, 2010. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$93,549	$90,536	$63,269	$61,168
Gross profit	$19,756	$17,574	$12,753	$12,507
Operating income	$5,088	$4,063	$3,004	$2,851
Net income	$2,904	$2,233	$1,777	$1,705
Earnings per share:
Basic	$0.16	$0.13	$0.10	$0.10
Diluted	$0.16	$0.13	$0.10	$0.10

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$63,526	$63,579	$61,882	$65,832
Gross profit	$12,707	$13,462	$12,972	$13,813
Operating income	$3,355	$3,786	$3,118	$3,513
Net income	$1,882	$2,241	$1,845	$2,064
Earnings per share:
Basic	$0.11	$0.13	$0.10	$0.12
Diluted	$0.11	$0.13	$0.10	$0.12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 43 and 44 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2010 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 44.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In conducting this assessment, the businesses acquired in June 2010 for a total purchase price of $51.5 million, as more fully described in Note 2 of the Notes to Consolidated Financial Statements, were excluded. These operations accounted for 12% of the Company’s consolidated revenues, 9% of income before income taxes, 33% of total assets and 1% of net assets as of and for the year ended December 31, 2010. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in the COSO Framework.

/s/ Charles A. Sorrentino	/s/ Nicol G. Graham
Charles A. Sorrentino	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Southwest Wire Rope LP, Southwest Wire Rope GP LLC, and Southern Wire LLC, which are included in the 2010 consolidated financial statements of Houston Wire & Cable Company and constituted 33% and 1% of total and net assets, respectively, as of December 31, 2010 and 12% and 9% of revenues and income before income taxes, respectively, for the year then ended.  Our audit of internal control over financial reporting of Houston Wire & Cable Company also did not include an evaluation of the internal control over financial reporting of Southwest Wire Rope LP, Southwest Wire Rope GP LLC, and Southern Wire LLC.

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Houston Wire & Cable Company and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2011

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 15, 2011	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES A. SORRENTINO	President, Chief Executive Officer and Director	March 15, 2011
Charles A. Sorrentino

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Chief Accounting Officer)	March 15, 2011
Nicol G. Graham

/s/ PETER M. GOTSCH	Director	March 15, 2011
Peter M. Gotsch

/s/ IAN STEWART FARWELL	Director	March 15, 2011
Ian Stewart Farwell

/s/ WILLIAM H. SHEFFIELD	Director	March 15, 2011
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 15, 2011
Scott L. Thompson

/s/ WILSON B. SEXTON	Director	March 15, 2011
Wilson B. Sexton

/s/ MICHAEL T. CAMPBELL	Director	March 15, 2011
Michael T. Campbell

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

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

10.5
Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.17 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 27, 2006)

10.7
Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.8
Second Amended and Restated Loan and Security Agreement, dated as of September 21, 2009 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed September 24, 2009)

10.9
Equity Interest Purchase Agreement between Houston Wire & Cable Company and Teleflex Incorporated dated May 26, 2010 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed May 28, 2010)

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