Form 10-Q
period 2011-03-31
Houston Wire & Cable CO
filed 2011-05-10
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-52046

[logo]
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

At May 2, 2011 there were 17,763,237 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended March 31, 2011

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$64,558	$67,838
Inventories, net	73,817	67,503
Deferred income taxes	2,517	2,399
Prepaids	634	763
Total current assets	141,526	138,503

Property and equipment, net	6,202	6,255
Intangible assets, net	15,090	15,557
Goodwill	25,082	25,082
Other assets	79	93
Total assets	$187,979	$185,490

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,761	$3,055
Trade accounts payable	18,324	19,987
Accrued and other current liabilities	14,687	19,781
Income taxes payable	3,243	1,036
Total current liabilities	38,015	43,859

Debt	59,403	54,825
Other long term obligations	137	141
Deferred income taxes	712	945
Total liabilities	98,267	99,770

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,763,237 and 17,748,487 outstanding at March 31, 2011 and December 31, 2010, respectively	21	21
Additional paid-in-capital	59,075	58,642
Retained earnings	83,504	80,187
Treasury stock	(52,888)	(53,130)
Total stockholders' equity	89,712	85,720
Total liabilities and stockholders' equity	$187,979	$185,490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Sales	$99,727	$61,168
Cost of sales	77,475	48,661
Gross profit	22,252	12,507

Operating expenses:
Salaries and commissions	7,304	5,119
Other operating expenses	6,063	4,395
Depreciation and amortization	727	142
Total operating expenses	14,094	9,656

Operating income	8,158	2,851
Interest expense	333	76
Income before income taxes	7,825	2,775
Income taxes	3,007	1,070
Net income	$4,818	$1,705

Earnings per share:
Basic	$0.27	$0.10
Diluted	$0.27	$0.10
Weighted average common shares outstanding:
Basic	17,664,890	17,652,881
Diluted	17,775,598	17,703,953

Dividend declared per share	$0.085	$0.085

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net income	$4,818	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	727	142
Amortization of capitalized loan costs	14	9
Amortization of unearned stock compensation	554	562
Provision for doubtful accounts	34	60
Provision for returns and allowances	69	(62)
Provision for inventory obsolescence	(148)	137
Deferred income taxes	(351)	(213)
Changes in operating assets and liabilities:
Accounts receivable	3,177	3,075
Inventories	(6,166)	4,925
Prepaids	129	2,789
Book overdraft	(1,294)	(484)
Trade accounts payable	(1,663)	(1,764)
Accrued and other current liabilities	(4,751)	(1,993)
Income taxes payable	2,207	1,191
Other long term obligations	(4)	—
Net cash provided by (used in) operating activities	(2,648)	10,079

Investing activities
Expenditures for property and equipment	(207)	(109)
Cash paid for acquisition	(343)	—
Net cash used in investing activities	(550)	(109)

Financing activities
Borrowings on revolver	104,302	53,825
Payments on revolver	(99,724)	(62,304)
Proceeds from exercise of stock options	92	9
Excess tax benefit for stock options	29	—
Payment of dividends	(1,501)	(1,500)
Net cash provided by (used in) financing activities	3,198	(9,970)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. Actual results could differ materially from the estimates and assumptions that we use for the preparation of our financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Denominator:
Weighted average common shares for basic earnings per share	17,664,890	17,652,881
Effect of dilutive securities	110,708	51,072
Weighted average common shares for diluted earnings per share	17,775,598	17,703,953

The weighted average common shares for diluted earnings per share exclude stock options to purchase 802,500 and 825,000 shares for the three months ended March 31, 2011 and 2010, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Business Combination

On June 25, 2010, the Company completed the acquisition of SWWR, GP and SWWR’s subsidiary, SW, from Teleflex Incorporated. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC ”) Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The SWWR and SW businesses provide mechanical wire rope and related hardware to the industrial market; GP’s sole activity was to serve as the general partner of SWWR. Under the terms of the acquisition agreement, the purchase price was $50 million, subject to an adjustment based on the net working capital of the acquired companies as of the date of closing. The adjustment was $1.5 million making the total purchase price $51.5 million, of which $51.2 million was paid in 2010. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $5,993. The acquisition was funded from the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its electrical wire and cable products.

Intangible assets, from the acquisition, consist of customer relationships - $11,630, trade names - $4,610, and non-compete agreements - $250. Customer relationships and non-compete agreements will be amortized over a 7 ½ and 1 year useful life, respectively. The weighted average amortization period for intangible assets is 7.1 years. Trade names are not amortized. As of March 31, 2011, accumulated amortization on the acquired intangible assets was $1,400, including amortization expense in the quarter of $467. Amortization expense to be recognized on the acquired intangible assets is expected to be $1,616 per year in 2012 through 2016.

The purchase accounting with respect to deferred taxes has not yet been finalized as the Company is still awaiting receipt from the seller of the tax basis of the acquired assets.

Under ASC Topic 805-10, acquisition related costs (e.g. legal, valuation and advisory) were not included as a component of consideration paid, but were accounted for as expenses in the periods in which the costs were incurred.

The results of operations of the acquired companies are included in the consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2010, are as follows:
Three Months ended March 31, 2010
Sales	$76,708
Net income	1,946
Basic earnings per share	0.11
Diluted earnings per share	0.11

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2010.

4.  Debt

On September 21, 2009, HWC Wire & Cable Company, as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with the lenders thereunder and Bank of America, N.A., as agent, and the Company, as guarantor, delivered its Amended and Restated Guaranty of the borrowers’ obligations thereunder. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. An amendment dated April 27, 2011 has temporarily increased the credit facility to $85 million for a 120-day period. The agent has a security interest in all of the assets of the Company with the exception of the real property. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at March 31, 2011.

The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement would remain as September 21, 2013. Availability has remained above these thresholds through March 31, 2011. This temporary increase mentioned above was necessary due to the recent need to build working capital for the increased and anticipated business activity. Based on current projections, the Company believes it will have adequate availability subsequent to the expiration of the temporary increase.

5.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the quarters ended March 31, 2011 and 2010, the Company did not repurchase any of its outstanding shares.

During the first quarter of 2011, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. Dividends paid were $1,501 and $1,500 during the three months ended March 31, 2011 and 2010, respectively.

6. Stock Based Compensation

Stock Option Awards

There were no options granted during the first quarter of 2011 or 2010.

Restricted Stock Awards

On March 11, 2011, the Company granted 2,500 voting shares of restricted stock under the 2006 Plan to a recently promoted member of the management team. These shares vest in five equal annual installments on the first five anniversaries of the date of the grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years.

Total stock-based compensation cost was $554 and $562 for the three months ended March 31, 2011 and 2010, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $213 and $217 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $2,982 of total unrecognized stock compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately twenty-seven months.

7. Commitments and Contingencies

As part of the June 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The liability, estimated at $137 as of March 31, 2011, relates entirely to the cost of the monitoring, which the Company estimates will be incurred over approximately the next six years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Commission of Environmental Quality.

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

As of December 31, 2010, the Company had a past due account receivable of $4,800. The customer had withheld payment due to a product dispute. That dispute has been resolved, and the Company received payment of the account receivable in the first quarter of 2011.

There are no legal proceedings pending against or involving the Company that, in management's opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company's consolidated financial position, cash flows, or results of operations.

8.  Subsequent Events

On May 3, 2011, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on May 27, 2011, to stockholders of record at the close of business on May 13, 2011.

Following the Annual Meeting of Stockholders on May 3, 2011, the Company awarded restricted stock units with a value of $50,000 to each non-employee director who was re-elected, for an aggregate of 18,204 restricted stock units. Each award of restricted stock units vests at the date of the 2012 Annual Meeting of Stockholders. Upon vesting, the non-employee directors are entitled to receive an equal number of shares of the company's common stock, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

On April 27, 2011, HWC Wire & Cable Company, the lenders and Bank of America, N.A., as agent, entered into an amendment to the Loan Agreement temporarily increasing the amount of available funds by an additional $10 million for 120 days, through August 31, 2011. The increase was necessary to fund the recent buildup in working capital for the increased and anticipated business activity. As a result of increased borrowings, in April 2011, availability under the Loan Agreement fell below the minimum thresholds set out in the Loan Agreement which would cause the debt to be classified as a current liability in accordance with GAAP. The April 27 amendment also contained the lenders’ waiver of the rights that could have caused the debt to be classified as a current liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2010.

Overview

We are one of the largest distributors of wire and cable and related services in the U.S. industrial distribution market. The June 25, 2010 purchase of SWWR, GP, and SW allowed the Company to expand its product offerings to include mechanical wire and cable and related hardware. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at March 31, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2011 would have resulted in a change in income before income taxes of $0.6 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names, customer relationships, and non-compete agreements. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed in October 2010 and no impairment was deemed necessary. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships and non-compete agreements are being amortized over a 7 ½ year and 1 year useful life, respectively. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2011 would have resulted in a change in income before income taxes of $0.3 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2011, our goodwill balance was $25.1 million, representing 13.3% of our total assets.

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

	Three Months Ended
	March 31,
	2011	2010

Sales	100.0%	100.0%
Cost of sales	77.7%	79.6%
Gross profit	22.3%	20.4%

Operating expenses:
Salaries and commissions	7.3%	8.4%
Other operating expenses	6.1%	7.2%
Depreciation and amortization	0.7%	0.2%
Total operating expenses:	14.1%	15.8%

Operating income	8.2%	4.7%
Interest expense	0.3%	0.1%

Income before income taxes	7.8%	4.5%
Income taxes	3.0%	1.7%

Net income	4.8%	2.8%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended March 31, 2011 and 2010

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010	Change
Sales	$99.7	$61.2	$38.6	63.0%

Sales in the first quarter of 2011 increased 63% to $99.7 million from $61.2 million in the first quarter of 2010. The primary reasons for this increase were $17.4 million in sales from the businesses acquired in June of 2010 and a 34.5% increase in organic sales. Continued broad market recovery increased demand in our core business sectors of capital projects and Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”). Project activity within our five long term internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was up approximately 50 - 55% due to improving economic conditions and previously booked backlog demand. MRO sales also benefited from the stronger economy and the release of formerly delayed work during the prior year period. We estimate organic MRO sales increased approximately 20 - 25% in the first quarter of 2011 versus the first quarter of 2010. Project backlog for our growth initiatives in the first quarter of 2011 remained solid as a result of our continued penetration into these markets.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010	Change
Gross profit	$22.3	$12.5	$9.7	77.9%
Gross profit as a percent of sales	22.3%	20.4%	1.9%

Gross profit increased 77.9% to $22.3 million in 2011 from $12.5 million in 2010.  The increase in gross profit was attributed to an increase in our pre-acquisition business and the contribution from the acquired operations. Gross profit as a percentage of sales (gross margin) increased to 22.3% in 2011 from 20.4% in 2010 due to increased demand, rising commodity prices, a better macroeconomic business environment and the acquisition.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$7.3	$5.1	$2.2	42.7%
Other operating expenses	6.1	4.4	1.7	38.0%
Depreciation and amortization	0.7	0.1	0.6	412.0%
Total operating expenses	$14.1	$9.7	$4.4	46.0%

Operating expenses as a percent of sales	14.1%	15.8%	(1.7)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased primarily due to the additional personnel from the acquisition and increases in commissions associated with higher organic sales volumes and related profitability.

Other operating expenses increased primarily due to the additional operations obtained from the acquisition and increased operational expenses associated with higher sales.

The depreciation and amortization increase is primarily attributable to the assets acquired in the acquisition.

Operating expenses as a percentage of sales decreased to 14.1% in 2011 from 15.8% in 2010. This decrease is attributed to the ongoing cost control initiatives and operating leverage from our legacy business, partially offset by the acquisition.

Interest Expense

Interest expense increased 338.2% to $0.3 million in 2011 from $0.1 million in 2010 due to higher debt levels as the acquisition was funded entirely from the Company’s loan agreement. Average debt was $55.4 million in 2011 compared to $12.6 million in 2010. The average effective interest rate increased slightly to 2.3% in 2011 from 2.2% in 2010. This increase was primarily due to a larger applicable LIBOR spread as a result of the higher debt-to-EBITDA ratio caused by the acquisition.

Income Taxes

Income tax expense increased $1.9 million or 181.0% to $3.0 million in 2011 as our income before taxes increased 182.0%. The effective income tax rate decreased to 38.4% in 2011 from 38.6% in 2010.

Net Income

We achieved net income of $4.8 million in 2011 compared to $1.7 million in 2010, an increase of 182.6%.

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

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	additional stock repurchases;
•	cash flows generated from (used in) operating activities;
•	payment of dividends;
•	capital expenditures; and
•	acquisitions.

Comparison of the Three Months Ended March 31, 2011 and 2010

Our net cash used in operating activities was $2.6 million in 2011 compared to cash provided by operating activities of $10.1 million in 2010. Our net income increased by $3.1 million or 182.6% to $4.8 million in 2011 from $1.7 million in 2010.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $8.4 million in 2011. Inventories increased $6.2 million in order to support the increased and anticipated sales activity. Accrued and other current liabilities decreased $4.8 million primarily due to a reduction in volume rebates payable to our customers, lower prepayments on cable management projects as many of these projects were shipping in 2011 and reduced payroll related accruals. The decrease in accounts receivable of $3.2 million was attributed to the receipt of an amount outstanding since 2009 due to a product dispute, partially offset by higher receivables from increased sales.

Net cash used in investing activities was $0.6 million in 2011 compared to $0.1 million in 2010. The increase was attributable to the final payment due on the acquisition of $0.3 million and capital expenditures associated with the acquired businesses.

Net cash provided by financing activities was $3.2 million in 2011 compared to cash used in financing activities of $10.0 million in 2010. Net borrowings on the revolver of $4.6 million and the payment of dividends of $1.5 million were the main components of financing activities in 2011.

Indebtedness

Our principal source of liquidity at March 31, 2011 was working capital of $103.5 million compared to $94.6 million at December 31, 2010. We also had available borrowing capacity of approximately $15.6 million at March 31, 2011 and $20.2 million at December 31, 2010 under our $75 million Loan Agreement.

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

Loan and Security Agreement

We have a Loan Agreement with certain lenders and Bank of America, N.A., as agent, that provides for a $75 million revolving loan. We amended and restated the Loan Agreement in September 2009 to extend the maturity through September 21, 2013 and amended the Loan Agreement in April 2011 to increase the facility to $85 million for a 120-day period. This temporary increase was necessary due to the recent need to build working capital for the increased and anticipated business activity. Based on current projections, the Company believes it will have adequate availability subsequent to the expiration of the temporary increase.

The Loan Agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the Loan Agreement and we maintain defined levels of fixed charge coverage and minimum levels of availability. The agent has a security interest in all of our assets except for the real property. The loan bears interest at the agent’s base interest rate.  Portions of the outstanding loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. Upon such conversion, interest is payable at LIBOR plus a margin ranging from 1.25% to 1.75%, depending on the Company’s debt-to-EBITDA ratio. We have entered into a series of one-month LIBOR loans, which, upon maturity, are either rolled back into the revolving loan or renewed under a new LIBOR contract. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement would remain as September 21, 2013.

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2011:
In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$59,403	$—	$59,403	$—	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2010.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of March 31, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2011 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
January 1 – 31, 2011	—	$—	—	$19,385,303
February 1 – 28, 2011	—	—	—	19,385,303
March 1 – 31, 2011	—	—	—	$19,385,303

Total	—	$—	—

(1)
The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the first quarter of 2011.

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

Date: May 10, 2011	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.