Form 10-Q
period 2011-06-30
Houston Wire & Cable CO
filed 2011-08-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

At August 1, 2011 there were 17,766,973 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended June 30, 2011

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$65,954	$67,838
Inventories, net	80,280	67,503
Deferred income taxes	2,508	2,399
Prepaids	1,120	763
Total current assets	149,862	138,503

Property and equipment, net	6,190	6,255
Intangible assets, net	14,559	15,557
Goodwill	25,082	25,082
Other assets	167	93
Total assets	$195,860	$185,490

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,625	$3,055
Trade accounts payable	14,904	19,987
Accrued and other current liabilities	17,831	19,781
Income taxes payable	199	1,036
Total current liabilities	35,559	43,859

Debt	65,626	54,825
Other long term obligations	134	141
Deferred income taxes	1,329	945
Total liabilities	102,648	99,770

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,766,973 and 17,748,487 outstanding at June 30, 2011 and December 31, 2010, respectively	21	21
Additional paid-in-capital	57,263	58,642
Retained earnings	88,755	80,187
Treasury stock	(52,827)	(53,130)
Total stockholders' equity	93,212	85,720
Total liabilities and stockholders' equity	$195,860	$185,490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$103,420	$63,269	$203,147	$124,437
Cost of sales	79,700	50,516	157,175	99,177
Gross profit	23,720	12,753	45,972	25,260

Operating expenses:
Salaries and commissions	5,415	5,171	12,719	10,290
Other operating expenses	5,980	4,424	12,043	8,819
Depreciation and amortization	798	154	1,525	296
Total operating expenses	12,193	9,749	26,287	19,405

Operating income	11,527	3,004	19,685	5,855
Interest expense	395	72	728	148
Income before income taxes	11,132	2,932	18,957	5,707
Income taxes	4,290	1,155	7,297	2,225
Net income	$6,842	$1,777	$11,660	$3,482

Earnings per share:
Basic	$0.39	$0.10	$0.66	$0.20
Diluted	$0.38	$0.10	$0.66	$0.20
Weighted average common shares outstanding:
Basic	17,682,217	17,655,370	17,673,601	17,654,133
Diluted	17,787,233	17,714,963	17,781,463	17,709,945

Dividend declared per share	$0.09	$0.085	$0.175	$0.17

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net income	$11,660	$3,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,525	296
Amortization of capitalized loan costs	44	18
Amortization of unearned stock compensation	(1,225)	1,138
Provision for doubtful accounts	68	60
Provision for returns and allowances	132	(160)
Provision for inventory obsolescence	319	357
Deferred income taxes	275	(461)
Changes in operating assets and liabilities:
Accounts receivable	1,684	73
Inventories	(13,096)	2,663
Prepaids	(357)	3,006
Other assets	(118)	(59)
Book overdraft	(430)	(351)
Trade accounts payable	(5,083)	4,066
Accrued and other current liabilities	(1,607)	(2,102)
Income taxes payable	(837)	(265)
Other long term obligations	(7)	—
Net cash provided by (used in) operating activities	(7,053)	11,761

Investing activities
Expenditures for property and equipment	(462)	(331)
Cash paid for acquisition	(343)	(50,000)
Net cash used in investing activities	(805)	(50,331)

Financing activities
Borrowings on revolver	216,710	170,848
Payments on revolver	(205,909)	(129,311)
Proceeds from exercise of stock options	112	30
Excess tax benefit for stock options	37	4
Payment of dividends	(3,092)	(3,001)
Net cash provided by financing activities	7,858	38,570

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. Actual results could differ materially from the estimates and assumptions used in the preparation of the financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards and restricted stock units.

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Denominator:
Weighted average common shares for basic earnings per share	17,682,217	17,655,370	17,673,601	17,654,133
Effect of dilutive securities	105,016	59,593	107,862	55,812
Weighted average common shares for diluted earnings per share	17,787,233	17,714,963	17,781,463	17,709,945

The weighted average common shares for diluted earnings per share exclude stock options to purchase 802,500 and 847,500 shares for the three months ended June 30, 2011 and 2010, respectively, and 802,500 and 836,250 shares for the six months ended June 30, 2011 and 2010, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

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

Intangible assets, from the acquisition, consist of customer relationships - $11,630, trade names - $4,610, and non-compete agreements - $250. Customer relationships are being amortized over 7 year or 6 year useful lives and non-compete agreements are being amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized. As of June 30, 2011, accumulated amortization on the acquired intangible assets was $1,931, including amortization expense of $531 and $998 for the three months and six months ended June 30, 2011, respectively. Amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2012	$1,758
2013	1,733
2014	1,733
2015	1,733
2016	1,511
2017	646

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

The results of operations of the acquired companies are included in the consolidated statement of operations prospectively from June 25, 2010. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2010, are as follows:

Six Months Ended June 30, 2010
Sales	$159,095
Net income	4,395
Basic earnings per share	0.25
Diluted earnings per share	0.25

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2010.

4.   Debt

On September 21, 2009, HWC Wire & Cable Company, as borrower, entered into the Second Amended and Restated Loan and Security Agreement (“Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company, as guarantor, delivered its Amended and Restated Guaranty of the borrower’s obligations thereunder. The Loan Agreement provides for a $75 million revolving loan at the agent’s base interest rate and matures on September 21, 2013. An amendment dated April 27, 2011 has temporarily increased the credit facility to $85 million for a 120-day period. The agent has a security interest in all of the assets of the Company with the exception of the real property. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at June 30, 2011.

The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement would remain as September 21, 2013. Availability has remained above these thresholds through June 30, 2011. This temporary increase mentioned above was necessary due to the recent need to build working capital for the increased and anticipated business activity. In order to remain above these availability thresholds, to continue to classify the debt as long term, subsequent to the expiration of the 120-day temporary increase, the Company believes it will need to increase the facility on a permanent basis to the $85 million level. The Company is in negotiations with its lender to obtain a permanent increase in the facility.

5.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was initially scheduled to expire on December 31, 2009 but has been extended through December 31, 2011. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the six months ended June 30, 2011 and 2010, the Company did not repurchase any of its outstanding shares.

During the first quarter of 2011, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. During the second quarter of 2011, the Board of Directors increased the quarterly dividend to $0.09 per share.  Dividends paid were $3,092 and $3,001 during the six months ended June 30, 2011 and 2010, respectively.

6. Stock Based Compensation

Stock Option Awards

On May 7, 2010, at the Annual Meeting of Stockholders, the Company issued options under the 2006 Stock Plan to purchase 5,000 shares of its common stock to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 7, 2010, has a contractual life of ten years and vests one year after the date of grant.

There were no options granted during the first six months of 2011.

 Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 3, 2011, the Company awarded restricted stock units with a value of $50,000 to each non-employee director who was re-elected, for an aggregate of 18,204 restricted stock units. Each award of restricted stock units vests at the date of the 2012 Annual Meeting of Stockholders. Upon vesting, the non-employee directors are entitled to receive an equal number of shares of the Company's common stock, together with dividend equivalents from the date of grant, at such time as the director’s service on the Board of Directors terminates for any reason.

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

Total share-based compensation (benefit)/cost was $(1,778) and $576 for the three months ended June 30, 2011 and 2010, respectively, and $(1,225) and $1,138 for the six months ended June 30, 2011 and 2010, respectively. Total income tax (expense)/benefit recognized for stock-based compensation arrangements was $(685) and $227 for the three months ended June 30, 2011 and 2010, and $(472) and $444 for the six months ended June 30, 2011 and 2010, respectively. The credit for share-based compensation for the 2011 periods is due to the reversal of $2.0 million (of which $1.7 million was recognized prior to January 1, 2011) of compensation expense attributed to the change in the estimated forfeiture rate from 0% to 100% of non-vested options previously awarded to the Chief Executive Officer, who is leaving the Company effective December 31, 2011.

7. Commitments and Contingencies

As part of the June 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The liability, estimated at $134 as of June 30, 2011, relates entirely to the cost of the monitoring, which the Company estimates will be incurred over approximately the next six years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Commission of Environmental Quality.

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

8.  Subsequent Events

On August 5, 2011, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on August 26, 2011, to stockholders of record at the close of business on August 15, 2011.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at June 30, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2011 would have resulted in a change in income before income taxes of $0.7 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names, customer relationships, and non-compete agreements. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed in October 2010 and no impairment was deemed necessary. The Company assigns useful lives to its amortizable intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships and non-compete agreements are being amortized over a 6 ½ year and 1 year useful life, respectively. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the six months ended June 30, 2011 would have resulted in a change in income before income taxes of $0.7 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2011, our goodwill balance was $25.1 million, representing 12.8% of our total assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1%	79.8%	77.4%	79.7%
Gross profit	22.9%	20.2%	22.6%	20.3%

Operating expenses:
Salaries and commissions	5.2%	8.2%	6.3%	8.3%
Other operating expenses	5.8%	7.0%	5.9%	7.1%
Depreciation and amortization	0.8%	0.2%	0.8%	0.2%
Total operating expenses:	11.8%	15.4%	12.9%	15.6%

Operating income	11.1%	4.7%	9.7%	4.7%
Interest expense	0.4%	0.1%	0.4%	0.1%

Income before income taxes	10.8%	4.6%	9.3%	4.6%
Income taxes	4.1%	1.8%	3.6%	1.8%

Net income	6.6%	2.8%	5.7%	2.8%

Note:  Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2011 and 2010

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Sales	$103.4	$63.3	$40.2	63.5%

Sales in the second quarter of 2011 increased 63.5% to $103.4 million from $63.3 million in the second quarter of 2010. The primary reasons for this increase were $20.4 million in sales from the businesses acquired in June of 2010 and a 32.9% increase in organic sales. Continued broad market recovery increased demand in our core business sectors of capital projects and Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”). Project activity within our five long term internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was up approximately 45% due to improving economic conditions and previously booked backlog demand. MRO sales also benefited from the stronger economy and the release of formerly delayed work during the prior year period. We estimate organic MRO sales increased approximately 25% to 30% in the second quarter of 2011 versus the second quarter of 2010. Project backlog for our growth initiatives in the second quarter of 2011 remained steady as a result of our continued penetration into these markets.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Gross profit	$23.7	$12.8	$11.0	86.0%
Gross profit as a percent of sales	22.9%	20.2%	2.7%

Gross profit increased 86.0% to $23.7 million in 2011 from $12.8 million in 2010.  The increase in gross profit was attributed to an increase in our pre-acquisition business and the contribution from the acquired operations. Gross profit as a percentage of sales (gross margin) increased to 22.9% in 2011 from 20.2% in 2010 due to a better macroeconomic business environment, rising commodity and polymer prices, increased purchase discounts and the acquisition, partially offset by higher customer incentives.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$5.4	$5.2	$0.2	4.7%
Other operating expenses	6.0	4.4	1.6	35.2%
Depreciation and amortization	0.8	0.2	0.6	418.2%
Total operating expenses	$12.2	$9.7	$2.4	25.1%

Operating expenses as a percent of sales	11.8%	15.4%	(3.6)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased primarily due to the additional personnel from the acquisition and increases in commissions associated with higher organic sales volumes and related profitability. This increase was partially offset by a one time reversal of $2.0 million of salary expense recognized prior to April 1, 2011 attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to the Chief Executive Officer, who is leaving the Company effective December 31, 2011.

Other operating expenses increased primarily due to the additional operations obtained from the acquisition and increased operational expenses associated with higher sales.

The depreciation and amortization increase is primarily attributable to the assets acquired in the acquisition.

Operating expenses as a percentage of sales decreased to 11.8% in 2011 from 15.4% in 2010. This decrease is attributed to the reversal of salary expense, ongoing cost control initiatives and operating leverage from our legacy business, partially offset by the acquisition.

Interest Expense

Interest expense increased 448.6% to $0.4 million in 2011 from $0.1 million in 2010 due to higher debt levels as the acquisition was funded entirely from the Company’s loan agreement and to fund the increase in working capital. Average debt was $63.9 million in 2011 compared to $9.5 million in 2010. The average effective interest rate decreased slightly to 2.3% in 2011 from 2.5% in 2010.

Income Taxes

Income tax expense increased 271.4% to $4.3 million in 2011 from $1.2 million in 2010 as our income before taxes increased 279.7%. The effective income tax rate decreased to 38.5% in 2011 from 39.4% in 2010 primarily due to the impact of non-deductible acquisition expenses in 2010.

Net Income

We achieved net income of $6.8 million in 2011 compared to $1.8 million in 2010, an increase of 285.0%.

Comparison of the Six Months Ended June 30, 2011 and 2010

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Sales	$203.1	$124.4	$78.7	63.3%

Sales in the six month period ended June 30, 2011 increased 63.3% to $203.1 million from $124.4 million in the six month period ended June 30, 2010.  The primary reasons for this increase were $37.9 million in sales from the businesses acquired in June of 2010 and a 33.7% increase in organic sales. Continued broad market recovery increased demand in our core business sectors of capital projects and Repair and Replacement, also referred to as MRO.  Project activity within our five long term internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was up approximately 50%  due to improving economic conditions and previously booked backlog demand.  MRO sales also benefited from the stronger economy and the release of formerly delayed work.  We estimate organic MRO sales increased approximately 25% to 30% in the six month period ended June 30, 2011 versus the six month period ended June, 30 2010.  Project backlog for our growth initiatives in the six month period ended June, 30 2011 remained steady as a result of our continued penetration into these markets.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Gross profit	$46.0	$25.3	$20.7	82.0%
Gross profit as a percent of sales	22.6%	20.3%	2.3%

Gross profit increased 82.0% to $46.0 million in 2011 from $25.3 million in 2010.  The increase in gross profit was attributed to an increase in our pre-acquisition business and the contribution from the acquired operations. Gross profit as a percentage of sales (gross margin) increased to 22.6% in 2011 from 20.3% in 2010 due to a better macroeconomic business environment, rising commodity prices and the acquisition.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$12.7	$10.3	$2.4	23.6%
Other operating expenses	12.0	8.8	3.2	36.6%
Depreciation and amortization	1.5	0.3	1.2	415.2%
Total operating expenses	$26.3	$19.4	$6.9	35.5%

Operating expenses as a percent of sales	12.9%	15.6%	(2.7)%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased primarily due to the additional personnel from the acquisition and increases in commissions associated with higher organic sales volumes and related profitability. This increase was partially offset by a one time reversal of $2.0 million of salary expense including $1.7 million recorded prior to January 1, 2011 attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to the Chief  Executive Officer, who is leaving the Company effective December 31, 2011.

Other operating expenses increased primarily due to the additional operations obtained from the acquisition and increased operational expenses associated with higher sales.

The depreciation and amortization increase is primarily attributable to the assets acquired in the acquisition.

Operating expenses as a percentage of sales decreased to 12.9% in 2011 from 15.6% in 2010. This decrease is attributed to the reversal of salary expense, ongoing cost control initiatives and operating leverage from our legacy business, partially offset by the acquisition.

Interest Expense

Interest expense increased 391.9% to $0.7 million in 2011 from $0.1 million in 2010 due to higher debt levels as the acquisition was funded entirely from the Company’s loan agreement and to fund the increase in working capital. Average debt was $59.6 million in 2011 compared to $11.0 million in 2010. The average effective interest rate decreased slightly to 2.3% in 2011 from 2.4% in 2010.

Income Taxes

Income tax expense increased 228.0% to $7.3 million in 2011 from $2.2 million in 2010.  The effective income tax rate decreased to 38.5% in 2011 from 39.0% in 2010 primarily due to the impact of non-deductible acquisition expenses in 2010.

Net Income

We achieved net income of $11.7 million in 2011 compared to $3.5 million in 2010, an increase of 234.9%.

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

Comparison of the Six Months Ended June 30, 2011 and 2010

Our net cash used in operating activities was $7.1 million in 2011 compared to cash provided by operating activities of $11.8 million in 2010. Our net income increased by $8.2 million or 234.9% to $11.7 million in 2011 from $3.5 million in 2010.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $19.9 million in 2011. Inventories increased $13.1 million in order to support increased and anticipated sales activity. Trade accounts payable decreased $5.1 million primarily due to $4.9 million of vendor disputes at December 31, 2010 that were subsequently paid in 2011. Accrued and other current liabilities decreased $1.6 million primarily due to a reduction in volume rebates payable to our customers, lower accrued wire purchases and reduced payroll related accruals. The decrease in accounts receivable of $1.7 million was attributed to the receipt of an amount outstanding since 2009 due to a product dispute, partially offset by higher receivables from increased sales.

Net cash used in investing activities was $0.8 million in 2011 compared to $50.3 million in 2010.  Cash paid for acquisition decreased from $50.0 million in 2010 to the $0.3 million final payment made in 2011. Expenditures for property and equipment increased slightly from $0.3 million in 2010 to $0.5 million in 2011 due to expenditures made by the acquired business.

Net cash provided by financing activities was $7.9 million in 2011 compared to $38.6 million in 2010. Net borrowings on the revolver of $10.8 million and the payment of dividends of $3.1 million were the main components of financing activities in 2011.

Indebtedness

Our principal source of liquidity at June 30, 2011 was working capital of $114.3 million compared to $94.6 million at December 31, 2010. We also had available borrowing capacity of approximately $19.4 million at June 30, 2011 and $20.2 million at December 31, 2010 under our Loan Agreement.

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

Loan and Security Agreement

We have a Loan Agreement with Bank of America, N.A., as agent and lender, that provides for a $75 million revolving loan. We amended and restated the Loan Agreement in September 2009 to extend the maturity through September 21, 2013 and amended the Loan Agreement in April 2011 to increase the facility to $85 million for a 120-day period. This temporary increase was necessary due to the recent need to build working capital for the increased and anticipated business activity. In order to remain above these availability thresholds, to continue to classify the debt as long term, subsequent to the expiration of the 120-day temporary increase, the Company believes it will need to increase the facility on a permanent basis to the $85 million level. The Company is in negotiations with its lender to obtain a permanent increase in the facility.

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

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Total debt	$65,626	$—	$65,626	$—	$—

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

Item 4. Controls and Procedures

As of June 30, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2011 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
April 1 – 30, 2011	—	$—	—	$19,385,303
May 1 – 31, 2011	—	—	—	19,385,303
June 1 – 30, 2011	—	—	—	$19,385,303

Total	—	$—	—

(1)
The Board of Directors authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the second quarter of 2011.

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

Date: August 9, 2011	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.