Form 10-Q/A
period 2011-06-30
Houston Wire & Cable CO
filed 2011-08-17
CIK 1356949

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Houston Wire & Cable Company (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 9, 2011. The Amendment is being filed to submit (1) Exhibit 10.1 - First Amendment to the Houston Wire & Cable Company 2006 Stock Plan and (2) Exhibit 10.2 - Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (As Amended as of May 9, 2011), which were inadvertently omitted from the Original Filing. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibits 10.1 and 10.2 as exhibits to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	First Amendment to the Houston Wire & Cable Company 2006 Stock Plan.

10.2	Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (As Amended as of May 9, 2011).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2011	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	First Amendment to the Houston Wire & Cable Company 2006 Stock Plan.

10.2*	Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (As Amended as of May 9, 2011).

*Filed herewith.