Form 10-Q
period 2011-09-30
Houston Wire & Cable CO
filed 2011-11-09
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At November 1, 2011 there were 17,766,763 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2011

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$69,959	$67,838
Inventories, net	73,787	67,503
Deferred income taxes	3,765	2,399
Income taxes	548	0
Prepaids	1,106	763
Total current assets	149,165	138,503

Property and equipment, net	6,189	6,255
Intangible assets, net	14,133	15,557
Goodwill	25,082	25,082
Other assets	159	93
Total assets	$194,728	$185,490

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,530	$3,055
Trade accounts payable	13,528	19,987
Accrued and other current liabilities	18,054	19,781
Income taxes	0	1,036
Total current liabilities	34,112	43,859

Debt	61,200	54,825
Other long term obligations	131	141
Deferred income taxes	2,446	945
Total liabilities	97,889	99,770

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,766,763 and 17,748,487 outstanding at September 30, 2011 and December 31, 2010, respectively	21	21
Additional paid-in-capital	57,520	58,642
Retained earnings	92,128	80,187
Treasury stock	(52,830)	(53,130)
Total stockholders' equity	96,839	85,720
Total liabilities and stockholders' equity	$194,728	$185,490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$105,782	$90,536	$308,929	$214,973
Cost of sales	82,776	72,962	239,951	172,139
Gross profit	23,006	17,574	68,978	42,834

Operating expenses:
Salaries and commissions	7,823	7,191	20,542	17,481
Other operating expenses	6,071	5,644	18,114	14,463
Depreciation and amortization	726	676	2,251	972
Total operating expenses	14,620	13,511	40,907	32,916

Operating income	8,386	4,063	28,071	9,918
Interest expense	371	318	1,099	466
Income before income taxes	8,015	3,745	26,972	9,452
Income taxes	3,050	1,512	10,347	3,737
Net income	$4,965	$2,233	$16,625	$5,715

Earnings per share:
Basic	$0.28	$0.13	$0.94	$0.32
Diluted	$0.28	$0.13	$0.93	$0.32
Weighted average common shares outstanding:
Basic	17,685,211	17,660,056	17,677,514	17,656,129
Diluted	17,814,181	17,697,927	17,802,726	17,705,641

Dividend declared per share	$0.09	$0.085	$0.265	$0.255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net income	$16,625	$5,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	972
Amortization of capitalized loan costs	61	28
Amortization of unearned stock compensation	(968)	1,706
Provision for doubtful accounts	41	75
Provision for returns and allowances	108	(210)
Provision for inventory obsolescence	778	595
Gain on disposal of property and equipment	0	(8)
Deferred income taxes	135	(721)
Changes in operating assets and liabilities:
Accounts receivable	(2,270)	(7,494)
Inventories	(7,062)	3,495
Prepaids	(343)	2,773
Other assets	(139)	140
Book overdraft	(525)	85
Trade accounts payable	(6,459)	6,319
Accrued and other current liabilities	(1,384)	3,339
Income taxes	(1,584)	(155)
Other long term obligations	(10)	0
Net cash provided by (used in) operating activities	(745)	16,654

Investing activities
Expenditures for property and equipment	(749)	(374)
Proceeds from disposal of property and equipment	0	20
Cash paid for acquisition	(343)	(50,000)
Net cash used in investing activities	(1,092)	(50,354)

Financing activities
Borrowings on revolver	317,572	253,392
Payments on revolver	(311,197)	(215,231)
Purchase of treasury stock	(3)	0
Proceeds from exercise of stock options	112	36
Excess tax benefit for stock options	37	5
Payment of dividends	(4,684)	(4,502)
Net cash provided by financing activities	1,837	33,700

Net change in cash	0	0
Cash at beginning of period	0	0

Cash at end of period	$0	$0

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

The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is evaluating this new guidance and does not expect that the adoption will have an effect on the consolidated financial statements.

2. Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards and restricted stock units.

      The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Denominator:
Weighted average common shares for basic earnings per share	17,685,211	17,660,056	17,677,514	17,656,129
Effect of dilutive securities	128,970	37,871	125,212	49,512
Weighted average common shares for diluted earnings per share	17,814,181	17,697,927	17,802,726	17,705,641

The weighted average common shares for diluted earnings per share exclude stock options to purchase 802,500 and 921,071 shares for the three months ended September 30, 2011 and 2010, respectively, and 802,500 and 864,524 shares for the nine months ended September 30, 2011 and 2010, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Business Combination

 On June 25, 2010, the Company completed the acquisition of Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired companies”, or “the acquisition”), from Teleflex Incorporated. The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The SWWR and SW businesses provide mechanical wire rope and related hardware to the industrial market; GP’s sole activity was to serve as the general partner of SWWR. Under the terms of the acquisition agreement, the purchase price was $50 million, subject to an adjustment based on the net working capital of the acquired companies as of the date of closing. The adjustment was $1.5 million making the total purchase price $51.5 million, of which $51.2 million was paid in 2010. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $5,993. The acquisition was funded from the Company’s loan agreement. This acquisition expanded the Company’s product offerings to the industrial marketplace that purchases its electrical wire and cable products.

Intangible assets, from the acquisition, consist of customer relationships - $11,630, trade names - $4,610, and non-compete agreements - $250. Customer relationships are being amortized over 7 year or 6 year useful lives and non-compete agreements were amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized. As of September 30, 2011, accumulated amortization on the acquired intangible assets was $2,357, including amortization expense of $426 and $1,424 for the three months and nine months ended September 30, 2011, respectively. Amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2012	$1,758
2013	1,733
2014	1,733
2015	1,733
2016	1,512
2017	646

Under ASC Topic 805-10, acquisition related costs (e.g. legal, valuation and advisory) were not included as a component of consideration paid, but were accounted for as expenses in the periods in which the costs were incurred.

4.   Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (“2011 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company as guarantor executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2011 Loan Agreement provides a $100 million revolving credit facility, bears interest at the agent’s base rate, with a LIBOR rate option and expires on September 30, 2016. The 2011 Loan Agreement is secured by a lien on substantially all the property of the Company, other than real estate. Remaining availability under the 2011 Loan Agreement at September 30, 2011 was $35.1 million and is calculated as a percentage of qualifying accounts receivable and inventory. The Company was in compliance with the financial covenants governing its indebtedness at September 30, 2011.

5.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the nine months ended September 30, 2011 and 2010, the Company did not repurchase any outstanding shares under this program.

During the first quarter of 2011, the Board of Directors approved a quarterly dividend of $0.085 per share payable to stockholders. During the second quarter of 2011, the Board of Directors increased the quarterly dividend to $0.09 per share. During the third quarter of 2011, the Board of Directors approved a quarterly dividend to $0.09 per share. Dividends paid were $4,684 and $4,502 during the nine months ended September 30, 2011 and 2010, respectively.

6. Stock Based Compensation

 Stock Option Awards

On May 7, 2010, at the Annual Meeting of Stockholders, the Company issued options under the 2006 Stock Plan, to purchase 5,000 shares of its common stock, to each non-employee director who was re-elected (other than the Chairman of the Board, who received an option to purchase 10,000 shares of the Company’s common stock), for an aggregate of 35,000 shares. Each option has an exercise price equal to the fair market value of the Company’s common stock at the close of trading on May 7, 2010, has a contractual life of ten years and vests one year after the date of grant.

There were no options granted during the first nine months of 2011.

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

On March 11, 2011, the Company granted 2,500 shares of restricted stock under the 2006 Plan in connection with the promotion of a member of the management team. These shares vest in five equal annual installments on the first five anniversaries of the date of the grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years.

Total share-based compensation (benefit)/cost was $257 and $568 for the three months ended September 30, 2011 and 2010, respectively, and $(968) and $1,706 for the nine months ended September 30, 2011 and 2010, respectively. Total income tax (expense)/benefit recognized for stock-based compensation arrangements was $98 and $229 for the three months ended September 30, 2011 and 2010, and $(375) and $673 for the nine months ended September 30, 2011 and 2010, respectively. The credit for share-based compensation for the nine months ended September 30, 2011, is due to the reversal of $2.0 million of compensation expense in the second quarter (of which $1.7 million was recognized prior to January 1, 2011). This reversal resulted from a change in the estimated forfeiture rate from 0% to 100% of non-vested options previously awarded to the Chief Executive Officer, who is leaving the Company effective December 31, 2011.

 7. Commitments and Contingencies

As part of the June 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The liability, estimated at $131 as of September 30, 2011, relates entirely to the cost of the monitoring, which the Company estimates will be incurred over approximately the next six years, and the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Commission of Environmental Quality.

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

8.  Subsequent Events

On November 4, 2011, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on November 25, 2011, to stockholders of record at the close of business on November 14, 2011 and extended the stock repurchase program through December 31, 2012.

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

 Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at September 30, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2011 would have resulted in a change in income before income taxes of $0.7 million.

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

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for these rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels and all estimated rebate amounts are reconciled. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2011 would have resulted in a change in income before income taxes of $1.1 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2011, our goodwill balance was $25.1 million, representing 12.9% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. In October 2011, we began our annual goodwill impairment test which is still in process. If this test indicates that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3%	80.6%	77.7%	80.1%
Gross profit	21.7%	19.4%	22.3%	19.9%

Operating expenses:
Salaries and commissions	7.4%	7.9%	6.6%	8.1%
Other operating expenses	5.7%	6.2%	5.9%	6.7%
Depreciation and amortization	0.7%	0.7%	0.7%	0.5%
Total operating expenses:	13.8%	14.9%	13.2%	15.3%

Operating income	7.9%	4.5%	9.1%	4.6%
Interest expense	0.4%	0.4%	0.4%	0.2%

Income before income taxes	7.6%	4.1%	8.7%	4.4%
Income taxes	2.9%	1.7%	3.3%	1.7%

Net income	4.7%	2.5%	5.4%	2.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended September 30, 2011 and 2010

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Sales	$105.8	$90.5	$15.2	16.8%

Sales in the third quarter of 2011 increased 16.8% to $105.8 million from $90.5 million in the third quarter of 2010. The third quarter of 2011 represents the first full quarter in which sales for the businesses acquired in June of 2010 were recognized on a year-over-year period. Project activity within our five long term internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was up approximately 50% due to improved economic conditions and previously booked backlog demand.  Repair and Replacement, also referred to as Maintenance, Repair and Operations (“MRO”) sales increased approximately 3%.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Gross profit	$23.0	$17.6	$5.4	30.9%
Gross profit as a percent of sales	21.7%	19.4%	2.3%

Gross profit increased 30.9% to $23.0 million in 2011 from $17.6 million in 2010. The increase in gross profit was primarily attributed to the increase in sales. Gross profit as a percentage of sales (gross margin) increased to 21.7% in 2011 from 19.4% in 2010 due to a better macroeconomic business environment which allowed for better pricing and increased purchase discounts from our vendors.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$7.8	$7.2	$0.6	8.8%
Other operating expenses	6.1	5.6	0.4	7.6%
Depreciation and amortization	0.7	0.7	0.1	7.4%
Total operating expenses	$14.6	$13.5	$1.1	8.2%

Operating expenses as a percent of sales	13.8%	14.9%	(1.1)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions primarily increased due to commissions associated with higher sales volumes and related profitability and additional labor incurred for the system integration of approximately $0.2 million.

Other operating expenses primarily increased due to health care costs associated with higher claims, of $0.4 million, and the increased operational expenses associated with higher sales.

The depreciation and amortization increase is primarily attributable to the depreciation of fixed assets purchased during the year.

Operating expenses as a percentage of sales decreased to 13.8% in 2011 from 14.9% in 2010. This decrease is attributed to the ongoing cost control initiatives and operating leverage from the increased sales.

Interest Expense

Interest expense increased 16.7% to $0.4 million in 2011 from $0.3 million in 2010 due to higher debt levels and a slightly higher effective interest rate. The debt level increased to fund the increased working capital needs due to higher sales. Average debt was $61.9 million in 2011 compared to $57.1 million in 2010. The average effective interest rate increased slightly to 2.3% in 2011from 2.1% in 2010.

Income Taxes

Income tax expense increased 101.7% to $3.1 million in 2011 from $1.5 million in 2010 as our income before taxes increased 114.0%. The effective income tax rate decreased to 38.1% in 2011 from 40.4% in 2010 primarily due to the impact of non-deductible acquisition expenses and other non-deductible expenses in 2010.

Net Income

We achieved net income of $5.0 million in 2011 compared to $2.2 million in 2010, an increase of 122.3%.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Sales	$308.9	$215.0	$94.0	43.7%

Sales in the nine month period ended September 30, 2011 increased 43.7% to $308.9 million from $215.0 million in the nine month period ended September 30, 2010. The primary reasons for this increase were $34.7 million in increased sales recognized in 2011 from the businesses acquired in June 2010 and a 30.7% increase in organic sales. Continued broad market recovery increased demand in our core business sectors. Project activity within our five long term internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was up approximately 50% due to improving economic conditions and previously booked backlog demand. Legacy MRO sales increased approximately 10%-15% primarily as a result of the stronger economy and the release of formerly delayed work during the prior year period. We estimate MRO sales for mechanical wire and cable were down slightly as soft demand and slow recovery of the offshore drilling market more than offset the revenue growth and market share gains achieved in onshore markets.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Gross profit	$69.0	$42.8	$26.1	61.0%
Gross profit as a percent of sales	22.3%	19.9%	2.4%

Gross profit increased 61.0% to $69.0 million in 2011 from $42.8 million in 2010. The increase in gross profit was attributed to an increase in our pre-acquisition business and the contribution from the acquired operations. Gross margin increased to 22.3% in 2011 from 19.9% in 2010 due to a better macroeconomic business environment which allowed a higher gross margin on our products and increased purchase discounts.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$20.5	$17.5	$3.1	17.5%
Other operating expenses	18.1	14.5	3.7	25.2%
Depreciation and amortization	2.3	1.0	1.3	131.6%
Total operating expenses	$40.9	$32.9	$8.0	24.3%

Operating expenses as a percent of sales	13.2%	15.3%	(2.1)%

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

Operating expenses as a percentage of sales decreased to 13.2% in 2011 from 15.3% in 2010. This decrease is attributed to the reversal of salary expense, ongoing cost control initiatives and operating leverage from our legacy business, partially offset by the acquisition.

Interest Expense

Interest expense increased 135.8% to $1.1 million in 2011 from $0.5 million in 2010 due to higher debt levels resulting from borrowings to fund the entire purchase price of the acquisition and the increase in working capital. Average debt was $60.4 million in 2011 compared to $26.4 million in 2010. The average effective interest rate increased slightly to 2.3% in 2011 from 2.2% in 2010.

Income Taxes

Income tax expense increased 176.9% to $10.3 million in 2011 from $3.7 million in 2010 as our income before taxes increased 185.4%.  The effective income tax rate decreased to 38.4% in 2011 from 39.5% in 2010 primarily due to the impact of non-deductible acquisition expenses and other non-deductible expenses in 2010.

Net Income

We achieved net income of $16.6 million in 2011 compared to $5.7 million in 2010, an increase of 190.9%.

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

 Comparison of the Nine Months Ended September 30, 2011 and 2010

Our net cash used in operating activities was $0.7 million in 2011 compared to cash provided by operating activities of $16.7 million in 2010. Our net income increased by $10.9 million or 190.9% to $16.6 million in 2011 from $5.7 million in 2010.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $19.8 million in 2011. Inventories increased $7.1 million in order to support increased and anticipated sales activity. Trade accounts payable decreased $6.5 million primarily due to payment in early 2011 of $4.9 million of vendor invoices under dispute at December 31, 2010. The increase in accounts receivable of $2.3 million was a result of increased sales, which was partially offset by the receipt of an amount outstanding since 2009 due to a product dispute. Income taxes payable decreased by $1.6 million due to federal and state tax payments.

Net cash used in investing activities was $1.1 million in 2011 compared to $50.4 million in 2010. Cash paid for acquisition decreased from $50.0 million in 2010 to the $0.3 million final payment made in 2011. Expenditures for property and equipment increased from $0.4 million in 2010 to $0.7 million in 2011 primarily due to expenditures made by the acquired business.

Net cash provided by financing activities was $1.8 million in 2011 compared to $33.7 million in 2010. Net borrowings on the revolver of $6.4 million and the payment of dividends of $4.7 million were the main components of financing activities in 2011.

Indebtedness

Our principal source of liquidity at September 30, 2011 was working capital of $115.1 million compared to $94.6 million at December 31, 2010. We also had available borrowing capacity of approximately $35.1 million at September 30, 2011 and $20.2 million at December 31, 2010 under our Loan Agreement.

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

Loan and Security Agreement

We have a Loan Agreement with Bank of America, N.A., as agent, that provides for a $100 million revolving credit facility. Availability under the Loan Agreement is calculated as a percentage of qualifying accounts receivable and inventory. We were in compliance with the financial covenants governing its indebtedness at September 30, 2011.

The 2011 Loan Agreement amends and restates our previous loan and security agreement. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves. At September 30, 2011, the borrowing base under this formula was $96.3 million of which $61.2 million was outstanding. The 2011 Loan Agreement expires on September 30, 2016. Borrowings under the 2011 Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points, if a Base Rate loan. Unused commitment fees are 25 or 30 basis points, depending on the amount of the unused commitment.  The 2011 Loan Agreement is secured by a lien on substantially all our property, other than real estate.

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
	(In thousands)
Total debt	$61.2	$0	$0	$61.2	$0

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

Item 4. Controls and Procedures

As of September 30, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2011 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2011	0	$0	0	$19,385,303
August 1 – 31, 2011(2)	210	14.89	210	19,385,303
September 1 – 30, 2011	0	0	0	$19,385,303

Total	210	$14.89	210

(1)
The Board of Directors authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the third quarter of 2011.

(2)	210 shares were purchased in August 2011 at $14.89 per share. These shares were surrendered by the holder to pay taxes upon the vesting of a restricted stock award.

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

Date: November 9, 2011	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by Charles A. Sorrentino pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Charles A. Sorrentino and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.