Form 10-K
period 2011-12-31
Houston Wire & Cable CO
filed 2012-03-15
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐                 NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2011 was $252,162,221.

At March 1, 2012, there were 17,820,440 outstanding shares of the registrant’s common stock, $.001 par value per share.

  DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest providers of wire and cable and related services to the U.S. market. The June 25, 2010 purchase of Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire LLC (“SW”) (collectively “the acquired businesses” or “the acquisition”), allowed the Company to expand its product offerings to include mechanical wire and cable and related hardware. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Our Cable Management Program addresses our customers’ growing requirement for sophisticated and efficient just-in-time product management for large capital projects. This program entails purchasing and storing dedicated inventory, so our customers have immediate product availability for the duration of their project. Some advantages of this program include extra pre-allocated safety stock, firm pricing, zero cable surplus and just-in-time delivery. Used on large construction and capital expansion projects, our Cable Management Program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to allow complex projects to be completed on time, within budget and with minimal residual waste.

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation. In 1997, we were purchased by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, wire rope and wire rope slings, as well as nylon slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in Repair and Replacement, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our sales and marketing initiatives.

Utility Market.     The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resources’ (“IIR’s”) 2012 Global Industrial Outlook, the spending on the power market in 2012 within the United States is expected to be $63 billion. While we do not distribute the power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from existing power generation units. These projects require the specialty instrumentation, power and control wire and cable that we distribute.

Industrial Market.     The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. According to IIR’s 2012 Global Industrial Outlook, the 2012 projected total industrial spending within the United States is expected to be $195 billion. We provide a wide variety of products specifically designed for the petroleum refining, chemical processing, metal/mineral, and manufacturing industries where there may be significant exposure to caustic materials or extreme temperatures. As with the utilities market, we are positioned to benefit from several environmental compliance projects.

Infrastructure Market.      We believe that significant infrastructure improvements will be needed over the next several years and include market opportunities within the transportation, water management, waste management, education and health care industries. The government’s stimulus packages are designed to help these industries over a number of years, and we remain focused on following the funded opportunities. At the same time, federal production tax credits (PTCs) continue to be available for the renewable energy markets, such as wind power, through the end of 2012. We have the right products for these markets and are positioned to benefit from the capital project investments. In turn, we are assisting our customers by working closely with engineering and construction engineers to drive the wire and cable specifications in these large construction projects.

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

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from one original location in Houston, Texas to eighteen locations nationwide, which includes two third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2011, we served approximately 6,000 customers, shipping approximately 36,000 SKU’s to over 10,000 customer locations nationwide. No customer represented 10% or more of our 2011 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases of wire and cable with four leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2011 approximately 52% of our annual purchases came from four suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top four suppliers in 2011 were Belden, General Cable Corp, Nexans Energy USA, Inc and Southwire Company.

Sales

We market our wire and cable and related services through an inside sales force situated in our regional offices and a field sales force focused on key geographic markets throughout the U.S. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the breadth and depth of our sales force is critical to serving our fragmented and diverse customer and end-user base.

Competition

The wire and cable market is highly competitive and fragmented, with several hundred wire and cable competitors serving this market. The product offerings and levels of service from the other wire and cable providers with whom we compete vary widely. We compete with many wire and cable providers on a regional and local basis. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other wire and cable providers, we also face, on a much more limited basis, competition with distributors and manufacturers that sell products directly or through multiple distribution channels to end-users or other resellers. In the markets that we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2011, we had 410 employees. Our sales and marketing staff accounted for 172 employees, including 50 field sales personnel and 94 inside sales and technical support personnel.

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

The majority of our products are used in the construction, maintenance, repair and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, mining, oilfield services, transportation, utility, wastewater treatment, marine construction and marine transportation industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries.

We have risks associated with our customers’ access to credit.

The current turmoil in global financial markets has not impaired access to our credit facility for financing our operations. However, poor credit market conditions may adversely impact the availability of construction and other project financing, upon which many of our customers depend, resulting in project cancellations or delays. Our utility and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenues and reduced gross margins for us and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

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

The 2010 oil spill in the Gulf of Mexico resulted in tighter drilling and permitting qualifications by the U.S. Government. Until drilling companies meet these qualifications or they are eased, oil and gas drilling activity will remain at low levels, limiting the demand for the products we sell to this market.

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

In 2011, our ten largest customers accounted for approximately 33% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2011, we sourced products from approximately 256 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2011 approximately 52% of our purchases came from four suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of James Pokluda III, our President and Chief Executive Officer, Nicol Graham, our Chief Financial Officer, and Chris McLeod, our Senior Vice President - Operations. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

A change in vendor rebate programs could adversely affect our gross margins and results of operations.

The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If suppliers adversely change the terms of some or all of these programs, the changes may lower our gross margins on products we sell and may have an adverse effect on our operating results.

Our private branded products might not gain market acceptance.

An important element of our growth strategy is the continued development and market acceptance of our LifeGuard™ line of low-smoke, zero-halogen cable and other products sold under our private brands. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels and, ultimately, on the acceptance of these products in the markets we serve. We have been selling LifeGuard™ cable since 2003, and our efforts to develop and market new private branded products might not be successful. Further, demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long manufacturing delay. If we cannot sustain the growth in demand for our LifeGuard™ products, or if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

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

The Company is anticipating significant growth in the recently acquired businesses and if this growth is not achieved, a goodwill impairment may result.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of eighteen distribution centers strategically located throughout the continental United States with approximately 760,000 sq ft of distribution space. Two facilities in Houston, TX, are owned (one of which houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology) as are two facilities in Louisiana. All of the other facilities are leased. Fourteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Illinois, Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. We maintain general liability insurance that, to date, has covered the defense of and all costs associated with these claims. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate.

 ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Served as an Officer Since	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	47	2011	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	59	1997	Chief Financial Officer, Treasurer and Secretary since 1997.

Christopher R. McLeod Senior Vice President - Operations	50	2011	Senior Vice President, Operations since May 2011. Prior thereto, Vice President, Logistics from 2001 until May 2011.

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

	High	Low
Year ended December 31, 2011:
First quarter	$15.00	$11.56
Second quarter	$18.00	$13.30
Third quarter	$17.15	$11.21
Fourth quarter	$14.54	$10.01

Year ended December 31, 2010:
First quarter	$14.68	$11.31
Second quarter	$14.53	$9.66
Third quarter	$13.17	$8.64
Fourth quarter	$13.64	$9.61

There were 16 holders of record of our common stock as of December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2011. For further information regarding our stock repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2011	—	$—	—	$19,385,303
November 1 – 30, 2011	—	$—	—	$19,385,303
December 1 – 31, 2011(2)	28,833	$14.32	—	$19,385,303
Total	28,833	$—	—

(1)	The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the 4th quarter of 2011.
(2)	These shares were surrendered in connection with the exercise of a stock option to pay the exercise price and withholding taxes in accordance with the terms of our 2006 Stock Plan and accordingly were not shares acquired under the publicly announced plan.

Stock Performance Graph

The following graph compares the total stockholder return on our common stock with the total return on the NASDAQ US Index and the Russell 2000 Index.  We believe the Russell 2000 Index includes companies with capitalization comparable to ours.  Houston Wire & Cable Company has a unique niche in the marketplace, due to the size and scope of our business platform, and we are unable to identify peer issuers, as the public companies within our industry are substantially more diversified than we are.

Total return is based on an initial investment of $100 on January 1, 2007, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We have paid a quarterly cash dividend since August 2007. From February 2008 through February 2011, our quarterly cash dividend was $0.085 per share, as approved by our Board of Directors. Beginning in May 2011, the Board of Directors has approved a quarterly cash dividend of $0.09 per share. During 2011 and 2010, the cash dividend was $0.355 and $0.34 per share, resulting in total dividends paid of $6.3 million and $6.0 million, respectively.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Our loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and availability.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item and by Item 12 regarding securities available for issuance is presented under Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011 and 2010, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$396,410	$308,522	$254,819	$360,939	$359,115
Cost of sales	307,515	245,932	201,865	275,224	266,276

Gross profit	88,895	62,590	52,954	85,715	92,839
Operating expenses:
Salaries and commissions	28,053	25,281	20,596	24,080	23,861
Other operating expenses	24,513	20,565	18,023	20,728	18,811
Depreciation and amortization	2,952	1,738	563	523	459
Total operating expenses	55,518	47,584	39,182	45,331	43,131

Operating income	33,377	15,006	13,772	40,384	49,708
Interest expense	1,424	844	520	1,825	1,188

Income before income taxes	31,953	14,162	13,252	38,559	48,520
Income tax provision	12,276	5,543	5,220	14,822	18,295

Net income	$19,677	$8,619	$8,032	$23,737	$30,225

Earnings per share:
Basic	$1.11	$0.49	$0.46	$1.33	$1.49

Diluted	$1.11	$0.49	$0.45	$1.33	$1.48

Weighted average common shares outstanding :
Basic	17,679,524	17,657,682	17,648,696	17,789,739	20,328,182
Diluted	17,801,134	17,710,123	17,665,924	17,838,072	20,406,000

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$59,731	$67,838	$46,859	$50,798	$58,202
Inventories, net	$69,517	$67,503	$61,325	$73,459	$69,299
Total assets	$179,153	$185,490	$122,014	$134,753	$139,091
Book overdraft (1)	$2,270	$3,055	$907	$4,933	$3,854
Total debt (2) (3)	$47,967	$54,825	$17,479	$29,808	$34,507
Stockholders’ equity (3)	$97,338	$85,720	$80,813	$76,595	$71,170

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On June 25, 2010, we completed the purchase of the acquired businesses for a total purchase price of $51.5 million of which $51.2 million was paid in 2010 and was funded from our loan agreement.
(3)	A stock repurchase program was approved in 2007 and has been extended through 2012. During the years ended December 31, 2008 and 2007, purchases of stock totaling $14,725 and $40,890, respectively, were made, part of which was funded by debt. No repurchases under the stock repurchase program were made during the years ended December 31, 2011, 2010 and 2009. In 2011, we repurchased common stock totaling $413 in connection with the exercise of stock options.

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

Overview

Since our founding over 36 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 6,000 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality from time to time. We believe that our revenue will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent economic uncertainty and volatility in commodity prices have impacted sales and the level of demand. This has had and will continue to have an impact on our performance, until economic conditions stabilize.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of the receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at December 31, 2011 would have resulted in a change in income before income taxes of less than $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2011 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2011 would have resulted in a change in income before income taxes of $0.6 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names, customer relationships, and non-compete agreements. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed in October 2011 and no impairment was deemed necessary. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives and non-compete agreements are amortized over a 1 year useful life. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2011 would have resulted in a change in income before income taxes of $1.5 million for the year ended December 31, 2011.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2011, our goodwill balance was $25.1 million, representing 14.0% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. Our goodwill impairment test is performed annually in October. Based on our 2011 goodwill impairment test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

The Company is anticipating significant growth in the recently acquired businesses and if this growth is not achieved, a goodwill impairment may result.

Sales

We generate most of our sales by providing wire and cable and related hardware to our customers, as well as billing for freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced and are accounted for as a reduction in sales.

Cost of Sales

Cost of sales consists primarily of the average cost of the wire and cable and related hardware that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors and vendor rebates generally related to annual purchase targets, as well as inventory obsolescence charges.

Operating Expenses

Operating expenses include all expenses, excluding freight, incurred to receive, sell and ship product and administer the operations of the Company.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2011, 2010 and 2009.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales	77.6%	79.7%	79.2%
Gross profit	22.4%	20.3%	20.8%

Operating expenses:
Salaries and commissions	7.1%	8.2%	8.1%
Other operating expenses	6.2%	6.7%	7.1%
Depreciation and amortization	0.7%	0.6%	0.2%
Total operating expenses	14.0%	15.4%	15.4%

Operating income	8.4%	4.9%	5.4%
Interest expense	0.4%	0.3%	0.2%
Income before income taxes	8.1%	4.6%	5.2%
Income tax provision	3.1%	1.8%	2.0%

Net income	5.0%	2.8%	3.2%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2011 and 2010

Sales

	Year Ended
	December 31,
(Dollars in millions)	2011	2010	Change
Sales	$396.4	$308.5	$87.9	28.5%

Our sales for 2011 increased 28.5% to $396.4 million from $308.5 million in the fiscal year 2010.  The primary reasons for this increase were the contribution from the acquired businesses, improved demand for our products due to recovering economic conditions and the increase in the price of copper, a component in our products, which rose approximately 17% during 2011.   We estimate sales in our core Repair and Replacement sector, also referred to as Maintenance, Repair and Operations (“MRO”), increased approximately 8%-10% as a result of improved economic conditions.  Sales within our five internal growth initiatives encompassing Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation increased approximately 30% as project activity in these areas remained strong due to ongoing market penetration and previously booked backlog.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2011	2010	Change
Gross profit	$88.9	$62.6	$26.3	42.0%
Gross profit as a percent of sales	22.4%	20.3%	2.1%

Gross profit increased 42.0% to $88.9 million in 2011 from $62.6 million in 2010. The increase in gross profit was attributed to an increase in our legacy business and the contribution from the acquired businesses. Gross profit as a percentage of sales (gross margin) increased to 22.4% in 2011 from 20.3% in 2010 due to a better macroeconomic business environment which allowed a higher gross margin on our products and higher margins from the acquired businesses.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2011	2010	Change
Operating expenses:
Salaries and commissions	$28.1	$25.3	$2.8	11.0%
Other operating expenses	24.5	20.6	3.9	19.2%
Depreciation and amortization	3.0	1.7	1.2	69.9%
Total operating expenses	$55.5	$47.6	$7.9	16.7%

Operating expenses as a percent of sales	14.0%	15.4%	(1.4)%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased primarily due to the additional personnel from the acquisition and increases in commissions from our legacy business associated with higher organic sales volumes and related profitability. This increase was partially offset by a $1.7 million onetime reversal in 2011 of salary expense recorded prior to January 1, 2011 attributed to the change in the estimated forfeiture rate from 0% to 100% for non-vested options previously awarded to the Chief Executive Officer, who left the Company effective December 31, 2011.

Other Operating Expenses. Other operating expenses increased primarily due to the additional operations of the acquired businesses and increased expenses associated with higher sales.

Depreciation and Amortization. The depreciation and amortization increase is primarily attributable to the assets from the acquisition.

Operating expenses as a percentage of sales decreased to 14.0% in 2011 from 15.4% in 2010. This decrease is attributed to the reversal of salary expense, ongoing cost control initiatives and operating leverage from our legacy business, partially offset by the acquired businesses.

Interest Expense

Interest expense increased 68.7% to $1.4 million in 2011 from $0.8 million in 2010 due to higher debt levels resulting from borrowings to fund the entire purchase price of the acquisition and an increase in working capital. Average debt was $58.5 million in 2011 compared to $33.5 million in 2010. The average effective interest rate increased slightly to 2.3% in 2011 from 2.2% in 2010.

Income Tax Expense

Income tax expense increased 121.5% to $12.3 million in 2011 from $5.5 million in 2010 as our income before income taxes increased 125.6%. The effective income tax rate decreased to 38.4% in 2011 from 39.1% in 2010 primarily due to the impact of non-deductible acquisition and other expenses incurred in 2010.

Net Income

We achieved net income of $19.7 million in 2011 compared to $8.6 million in 2010, an increase of 128.3%.

Comparison of Years Ended December 31, 2010 and 2009

Sales

	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Sales	$308.5	$254.8	$53.7	21.1%

Our sales for 2010 increased 21.1% to $308.5 million from $254.8 million in the fiscal year 2009. The primary reasons for this increase were the acquisitions, which generated sales of $37.6 million, improved demand for our products due to recovering economic conditions and the increase in the average price of copper, a component in certain of our products, which rose 45.5% over 2009 levels during 2010. We estimate sales in our core MRO sector were up slightly as a result of improved economic conditions in the fourth quarter of 2010.  Sales within the areas that we have identified as our legacy growth initiatives - Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation - increased at a greater rate than MRO sales, as sales within our growth initiatives remained more resilient to difficult early year economic conditions as projects in these areas were already in progress and had been previously funded. Project bookings and backlog for our growth initiatives in 2010 remained strong as a result of our continued penetration into these markets.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Gross profit	$62.6	$53.0	$9.6	18.2%
Gross profit as a percent of sales	20.3%	20.8%	(0.5)%

Gross profit increased 18.2% to $62.6 million in 2010 from $53.0 million in 2009. The increase in gross profit was attributed to the acquisition as the contribution from the HWC legacy business remained flat due to more customers earning rebates and increased freight expenses. Gross profit as a percentage of sales (gross margin) decreased due to the competitive market place, sales mix and increased customer rebates and freight expenses.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2010	2009	Change
Operating expenses:
Salaries and commissions	$25.3	$20.6	$4.7	22.7%
Other operating expenses	20.6	18.0	2.5	14.1%
Depreciation and amortization	1.7	0.6	1.2	208.7%
Total operating expenses	$47.6	$39.2	$8.4	21.4%

Operating expenses as a percent of sales	15.4%	15.4%	–

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased primarily due to the additional personnel from the acquisition.

Other Operating Expenses.  Other operating expenses increased due to the additional operations of the acquired businesses and acquisition costs of $0.9 million, which the Company did not incur in 2009. These additional expenses were partially offset by ongoing cost control initiatives from HWC’s legacy business.

Depreciation and Amortization. The depreciation and amortization increase is attributable to the assets acquired in the acquisition.

Operating expenses as a percentage of sales remained flat at 15.4% in 2010 and 2009.

Interest Expense

Interest expense increased 62.3%, or $0.3 million, to $0.8 million in 2010 from $0.5 million in 2009 due to higher debt levels as the acquisition was funded entirely from the Company’s loan agreement. Average debt was $33.5 million in 2010 compared to $20.8 million in 2009. The average effective interest rate increased to 2.2% in 2010 from 1.8% in 2009. This increase was primarily due to the higher base spreads over LIBOR under a September 2009 amendment to our loan agreement and an increase in the applicable LIBOR spread as a result of the higher debt-to-EBITDA ratio caused by the acquisition.

Income Tax Expense

Income tax expense increased $0.3 million, or 6.2%, to $5.5 million in 2010 as our income before income taxes increased 6.9%. The effective income tax rate decreased to 39.1% in 2010 from 39.4% in 2009. The effective income tax rate was lower in 2010 due to 2009 reflecting a deferred tax adjustment relating to prior periods which increased the effective income tax rate in 2009. This decrease was partially offset by the effect of nondeductible expenses incurred in 2010 associated with the acquisition.

Net Income

We achieved net income of $8.6 million in 2010 compared to $8.0 million in 2009, an increase of 7.3%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, petrochemical and steel products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. Copper prices have decreased from an average price per pound of $4.39 in the first quarter of 2011 to a low of $3.40 per pound in the fourth quarter of 2011. The impact of decreasing copper prices on our sales and net income during 2011 cannot be isolated, as product mix changes and volatile economic demand also impacted performance. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in copper and steel prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, dividend payments and other general corporate purposes, including acquisitions and the stock repurchase program. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	capital expenditures;
•	payment of dividends;
•	acquisitions; and
•	additional stock repurchases

Comparison of Years Ended December 31, 2011 and 2010

Our net cash provided by operating activities was $14.3 million in 2011 compared to $19.3 million in 2010. Our net income increased by $11.1 million or 128.3% to $19.7 in 2011 million from $8.6 million in 2010.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $8.8 million in 2011. Trade accounts payable decreased $9.9 million primarily due to payment in early 2011 of $4.9 million of vendor invoices under dispute at December 31, 2010 and a planned slow down of inventory purchases for our legacy business in December 2011. Inventory increased $2.8 million as a result of the acquired businesses. This additional inventory included products needed to support projected sales, consignment inventory that was converted to regular stock and the addition of new stocking sites. Income taxes decreased $2.8 million due to federal and state tax payments. Offsetting these uses of cash was a decrease in accounts receivable of $8.1 million due to lower sales in December 2011 compared to December 2010 and the receipt in 2011 of an amount outstanding since 2009 due to a product dispute.

Net cash used in investing activities was $1.2 million in 2011 compared to $50.7 million in 2010. Cash paid for the acquisition decreased from $51.2 million in 2010 to the $0.3 million final payment made in 2011. Expenditures for property and equipment increased from $0.5 million in 2010 to $1.3 million in 2011 primarily due to expenditures made for the acquired businesses.

Net cash used in financing activities was $13.1 million in 2011 compared to cash provided by financing activities of $31.4 million in 2010. Net payments on the revolver of $6.9 million and dividends of $6.3 million were the main components of financing activities in 2011.

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

 Indebtedness

Our principal source of liquidity at December 31, 2011 was working capital of $102.6 million compared to $94.6 million at December 31, 2010. We also had available borrowing capacity in the amount of $35.0 million at December 31, 2011 and $20.2 million at December 31, 2010 under our loan agreement.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue the stock repurchase program, continue to fund our dividend payments, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If further suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may decide to issue additional shares of common or preferred stock to raise funds.

Loan and Security Agreement

On September 30, 2011, we entered into a Third Amended and Restated Loan and Security Agreement (the “2011 Loan Agreement”) with certain lenders and Bank of America, N.A., as agent. The 2011 Loan Agreement provides for a $100 million revolving credit facility and expires on September 30, 2016. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves. The 2011 Loan Agreement is secured by a lien on substantially all our property, other than real estate.

Portions of the loan under the 2011 Loan Agreement may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. Additionally, we are obligated to pay an unused facility fee on the unused portion of the loan commitment. Unused commitment fees are 25 or 30 basis points, depending on the amount of the unused commitment.

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2011, we were in compliance with all financial covenants.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2011.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$47,967	$—	$—	$47,967	$—
Operating lease obligations	8,113	2,831	3,589	1,226	467
Non-cancellable purchase obligations (1)	38,949	38,949	—	—	—
Total	$95,029	$41,780	$3,589	$49,193	$467

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2011. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $1.3 million in the year ended December 31, 2011 and $0.5 million in each of the years ended December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchase Program

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. There were no shares repurchased during 2011 and 2010 under the stock repurchase program.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2011 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2011, the weighted average interest rate on our $48.0 million of variable interest debt was approximately 2.29%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2011 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.5 million effect on our annual interest expense.

Commodity Risk

We are subject to periodic fluctuations in copper prices, as our products have varying levels of copper content in their construction. In addition, varying steel prices also impact certain products we purchase. Profitability is influenced by these fluctuations as prices change between the time we buy and sell our products.

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

All forward-looking statements are based on current management expectations and speak only as of the date of this filing. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K.

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

26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 15, 2012

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$59,731	$67,838
Inventories, net	69,517	67,503
Deferred income taxes	2,268	2,399
Income taxes	1,693	0
Prepaids	828	763
Total current assets	134,037	138,503

Property and equipment, net	6,029	6,255
Intangible assets, net	13,700	15,557
Goodwill	25,082	25,082
Other assets	305	93
Total assets	$179,153	$185,490

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$2,270	$3,055
Trade accounts payable	10,099	19,987
Accrued and other current liabilities	19,101	19,781
Income taxes	0	1,036
Total current liabilities	31,470	43,859

Debt	47,967	54,825
Other long-term obligations	128	141
Deferred income taxes	2,250	945
Total liabilities	81,815	99,770

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,811,806 and 17,748,487 shares outstanding at December 31, 2011 and 2010, respectively	21	21
Additional paid-in capital	55,760	58,642
Retained earnings	93,588	80,187
Treasury stock	(52,031)	(53,130)
Total stockholders’ equity	97,338	85,720

Total liabilities and stockholders’ equity	$179,153	$185,490

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

 Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)

Sales	$396,410	$308,522	$254,819
Cost of sales	307,515	245,932	201,865
Gross profit	88,895	62,590	52,954

Operating expenses:
Salaries and commissions	28,053	25,281	20,596
Other operating expenses	24,513	20,565	18,023
Depreciation and amortization	2,952	1,738	563
Total operating expenses	55,518	47,584	39,182

Operating income	33,377	15,006	13,772
Interest expense	1,424	844	520
Income before income taxes	31,953	14,162	13,252
Income tax provision	12,276	5,543	5,220
Net income	$19,677	$8,619	$8,032

Earnings per share:
Basic	$1.11	$0.49	$0.46
Diluted	$1.11	$0.49	$0.45

Weighted average common shares outstanding:
Basic	17,679,524	17,657,682	17,648,696
Diluted	17,801,134	17,710,123	17,665,924

Dividends declared per share	$0.355	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

 Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2008	20,988,952	21	55,901	75,540	(3,346,400)	(54,867)	76,595
Net income	—	—	—	8,032	—	—	8,032
Exercise of stock options	—	—	(145)	—	10,185	167	22
Excess tax benefit for stock options	—	—	13	—	—	—	13
Deferred tax adjustment related to stock compensation	—	—	(53)	—	—	—	(53)
Amortization of unearned stock compensation	—	—	2,205	—	—	—	2,205
Issuance of restricted stock awards	—	—	(1,312)	—	80,000	1,312	—
Dividends paid	—	—	—	(6,001)	—	—	(6,001)

Balance at December 31, 2009	20,988,952	21	56,609	77,571	(3,256,215)	(53,388)	80,813
Net income	—	—	—	8,619	—	—	8,619
Exercise of stock options	—	—	(134)	—	10,750	176	42
Excess tax benefit for stock options	—	—	7	—	—	—	7
Amortization of unearned stock compensation	—	—	2,260	—	—	—	2,260
Impact of forfeited vested options	—	—	(18)	—	—	—	(18)
Impact of forfeited restricted stock awards	—	—	238	—	(14,500)	(238)
Issuance of restricted stock awards	—	—	(320)	—	19,500	320	—
Dividends paid	—	—	—	(6,003)	—	—	(6,003)

Balance at December 31, 2010	20,988,952	21	58,642	80,187	(3,240,465)	(53,130)	85,720
Net income	—	—	—	19,677	—	—	19,677
Exercise of stock options, net	—	—	(383)	—	26,899	497	114
Excess tax benefit for stock options	—	—	37	—	—	—	37
Excess tax deficiency for stock options	—	—	(48)	—	—	—	(48)
Amortization of unearned stock compensation	—	—	(707)	—	—	—	(707)
Impact of forfeited vested options	—	—	(1,153)	—	—	—	(1,153)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(710)	—	43,251	710	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(1,831)	(26)	(26)
Dividends paid	—	—	—	(6,276)	—	—	(6,276)
Balance at December 31, 2011	20,988,952	$21	$55,760	$93,588	(3,177,146)	$(52,031)	$97,338

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net income	$19,677	$8,619	$8,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,952	1,738	563
Amortization of capitalized loan costs	14	46	99
Amortization of unearned stock compensation	(707)	2,260	2,205
Provision for doubtful accounts	(9)	93	0
Provision for returns and allowances	66	(118)	(109)
Provision for inventory obsolescence	826	734	529
(Gain) loss on disposals of property and equipment	(2)	26	(15)
Deferred income taxes	283	(1,603)	(741)
Changes in operating assets and liabilities:
Accounts receivable	8,050	(9,785)	4,048
Inventories	(2,840)	1,059	11,606
Prepaids	(65)	2,954	(2,820)
Other assets	(126)	354	(31)
Book overdraft	(785)	1,668	(4,026)
Trade accounts payable	(9,888)	5,010	1,519
Accrued and other current liabilities	(337)	5,466	(758)
Long term liabilities	(13)	(3)	0
Income taxes	(2,777)	755	(1,363)
Net cash provided by operating activities	14,319	19,273	18,738

Investing activities
Expenditures for property and equipment	(1,319)	(459)	(462)
Proceeds from disposals of property and equipment	452	956	19
Cash paid for acquisition	(343)	(51,162)	0
Net cash used in investing activities	(1,210)	(50,665)	(443)

Financing activities
Borrowings on revolver	405,741	352,276	255,829
Payments on revolver	(412,599)	(314,930)	(268,158)
Deferred loan cost	(100)	0	0
Proceeds from exercise of stock options	114	42	22
Payment of dividends	(6,276)	(6,003)	(6,001)
Excess tax benefit for options	37	7	13
Purchase of treasury stock	(26)	—	—
Net cash provided by (used in) financing activities	(13,109)	31,392	(18,295)

Net change in cash	0	0	0
Cash at beginning of year	0	0	0

Cash at end of year	$0	$0	$0

Supplemental disclosures
Cash paid during the year for interest	$1,445	$743	$514

Cash paid during the year for income taxes	$14,732	$6,191	$7,352

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

  (dollars in thousands, except share and per share data)

1.   Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable and related services to the U.S. market through eighteen locations in twelve states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired businesses”, or “the acquisition”). On January 1, 2011, the acquired businesses were merged into HWC Wire & Cable Company. The Company has no other business activity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, and asset impairments. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2011	2010	2009
Denominator:
Weighted average common shares for basic earnings per share	17,679,524	17,657,682	17,648,696
Effect of dilutive securities	121,610	52,441	17,228
Denominator for diluted earnings per share	17,801,134	17,710,123	17,665,924

 Options to purchase 811,939, 882,455 and 1,042,795 shares of common stock were not included in the diluted net income per share calculation for 2011, 2010 and 2009, respectively, as their inclusion would have been anti-dilutive. The 2011 amount includes 490,385 options held by the former CEO who retired effective December 31, 2011.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $211 and $358, and a reserve for returns and allowances of $552 and $486 at December 31, 2011 and 2010, respectively. Consistent with industry practices, the Company normally requires payment from its customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2011	2010	2009
Balance at beginning of year	$358	$282	$262
Acquisition	—	173	—
Bad debt expense	(9)	93	—
Write-offs, net of recoveries	(138)	(190)	20
Balance at end of year	$211	$358	$282

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $2,975 and $3,036 at December 31, 2011 and 2010, respectively.

Vendor Rebates

Under many of the Company’s arrangements with its vendors, the Company receives a rebate of a specified amount of consideration, payable when the Company achieves any of a number of measures, generally related to the volume level of purchases from the vendors. The Company accounts for such rebates as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until it sells the products, at which time such rebates reduce cost of sales in the accompanying consolidated statements of income. Throughout the year, the Company estimates the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. The Company continually revises these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	25 to 30 years
Machinery and equipment	3 to 5 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Total depreciation expense was approximately $1,095, $805, and $563 for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill

Goodwill represents excess cost over the net tangible and intangible assets of acquired businesses. Goodwill is not amortized but is reviewed annually for impairment, or more frequently if indications of possible impairment exist, by applying a fair-value based test. The Company completes the required annual assessment as of October 1 of each year. The Company has performed the requisite impairment tests for goodwill and has determined that goodwill was not impaired as of October 1, 2011. The Company is anticipating significant growth in the recently acquired businesses and if this growth is not achieved, a goodwill impairment may result.

Other Assets

Other assets include deferred financing costs on the current loan agreement of $100. The deferred financing costs are amortized on a straight-line basis over the contractual life of the related loan agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2011 and 2010 was approximately $14 and $4, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the loan agreement are $18 for each of the years 2012 through 2015 and $14 in 2016.

Intangibles

Intangible assets, from the acquisition, consist of customer relationships, trade names, and non-compete agreements. The customer relationships are amortized over 6 or 7 year useful lives and non-compete agreements were amortized over a 1 year useful life. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. Trade names are not being amortized and are tested for impairment on an annual basis.

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

The Company records revenue when customers take delivery of products. Customers may pick up products at any distribution center location, or products may be delivered via third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. Normal payment terms are net 30 days. Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement items being re-invoiced to the customer. Customer returns are recorded as an adjustment to sales. In the past, customer returns have not been material. The Company has no installation obligations.

The Company may offer sales incentives, which are accrued monthly as an adjustment to sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales and freight charges are included as a component of cost of sales.

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2011, 2010 or 2009. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $212, $163, and $94 for the years ended December 31, 2011, 2010, and 2009, respectively.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

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

2.   Business Combination

On June 25, 2010, the Company completed the acquisition of SWWR, its general partner Southwest Wire Rope GP LLC and SWWR’s subsidiary, SW, from Teleflex Incorporated. The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The SWWR and SW businesses provide mechanical wire rope and related hardware to the industrial market; GP’s sole activity was to serve as the general partner of SWWR. Under the terms of the acquisition agreement, the purchase price was $50 million, subject to an adjustment based on the net working capital of the acquired companies as of the date of closing. The adjustment was $1.5 million, making the total purchase price $51.5 million, of which $51.2 million was paid in 2010 and the balance in 2011. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $5,993. The acquisition was funded from the Company’s loan agreement. This acquisition expanded the Company’s product offerings to the industrial marketplace that purchases its electrical wire and cable products.

The following table summarizes the fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition.

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

Intangible assets, from the acquisition, consist of customer relationships - $11,630, trade names - $4,610, and non-compete agreements - $250. Customer relationships are being amortized over 6 or 7 year useful lives and non-compete agreements were amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized. As of December 31, 2011, accumulated amortization on the acquired intangible assets was $2,790, and amortization expense was $1,857 and $933 for the year ended December 31, 2011 and from the date of acquisition through December 31, 2010, respectively. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2012	$1,733
2013	1,733
2014	1,733
2015	1,733
2016	1,512
2017	646

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists primarily of sales and operational synergies that the Company expects to achieve by expanding the regionally based operations of the acquired companies to the Company’s national platform.

Under ASC Topic 805-10, acquisition-related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as expenses in the periods in which the costs are incurred. For the year ended December 31, 2010, the Company incurred $860 of acquisition-related costs. In the year ended December 31, 2011, no acquisition-related costs were incurred.

3.   Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2011	2010
Land	$1,187	$1,436
Buildings	3,411	3,599
Machinery and equipment	8,810	7,628
	13,408	12,663
Less accumulated depreciation	7,379	6,408
Total	$6,029	$6,255

Intangibles assets

Intangibles assets consist of:

	At December 31,
	2011	2010
Trade names	$4,610	$4,610
Customer relationships	11,630	11,630
Non-compete agreements	250	250
	16,490	16,490
Less accumulated amortization
Trade names	—	—
Customer relationships	2,540	808
Non-compete agreements	250	125
	2,790	933
Total	$13,700	$15,557

Goodwill

Changes in goodwill were as follows:

	At December 31,
	2011	2010
Balance at beginning of year	$25,082	$2,362
Current year acquisitions	—	22,720
Balance at end of year	$25,082	$25,082

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:

	At December 31,
	2011	2010
Customer advances	$2,539	$3,844
Customer rebates	5,112	4,402
Payroll, commissions, and bonuses	3,760	3,326
Accrued inventory purchases	4,324	4,303
Other	3,366	3,906
Total	$19,101	$19,781

4.   Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (“2011 Loan Agreement”), with certain lenders and Bank of America, N.A., as agent, and the Company, as guarantor, executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2011 Loan Agreement provides for a $100 million revolving credit facility, bears interest at the agent’s base rate, with a LIBOR rate option and expires on September 30, 2016. The 2011 Loan Agreement is secured by a lien on substantially all the property of the Company, other than real estate. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves.

Portions of the loan may be converted to LIBOR loans in minimum amounts of $1,000 and integral multiples of $100. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. Unused commitment fees are 25 or 30 basis points, depending on the amount of the unused commitment.

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At December 31, 2011, the Company was in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings at December 31, 2011 and 2010 were $47,967 and $54,825, respectively. The weighted average interest rates on outstanding borrowings were 2.3% and 2.2% at December 31, 2011 and 2010, respectively.

During 2011, the Company had an average available borrowing capacity of approximately $25,965. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2011, the Company had available borrowing capacity of $34,956 under the terms of the 2011 Loan Agreement. During the years ended December 31, 2011, 2010 and 2009, the Company paid $71, $108, and $107, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2012	$—
2013	—
2014	—
2015	—
2016	47,967
Total	$47,967

5.   Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$10,612	$6,392	$5,307
State	1,381	754	654
Total current	11,993	7,146	5,961

Deferred:
Federal	258	(1,457)	(674)
State	25	(146)	(67)
Total deferred	283	(1,603)	(741)

Total	$12,276	$5,543	$5,220

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.8	2.8
Non-deductible items	0.6	0.6	0.9
Other	—	0.7	0.7
Total effective tax rate	38.4%	39.1%	39.4%

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Uniform capitalization adjustment	$875	$933
Inventory reserve	1,146	1,169
Allowance for doubtful accounts	81	138
Stock compensation expense	1,685	3,227
Other	31	137
Total deferred tax assets	3,818	5,604

Deferred tax liabilities
Property and equipment	14	173
Goodwill	613	393
Intangibles	3,173	3,584
Total deferred tax liabilities	3,800	4,150
Net deferred tax assets	$18	$1,454

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2011, 2010 and 2009, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.     Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the years ended December 31, 2011 and 2010, the Company did not repurchase any of its stock under the stock repurchase program. As of December 31, 2011, the Company had total repurchases under the stock repurchase program of 3,391,854 shares for a total cost of $55,615. Under the terms of the 2006 Stock Plan, the Company did repurchase 29,043 shares that were surrendered by the holders to fund the exercise of the related awards and to pay withholding taxes.

The Company has paid a quarterly cash dividend since August 2007, resulting in aggregate dividends in 2011, 2010 and 2009 of $6,276, $6,003 and $6,001, respectively.

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors is authorized to fix the particular preferences, rights, qualifications and restrictions of each series of preferred stock. In connection with the adoption of a stockholder rights plan, which was subsequently terminated, the Board of Directors designated 100,000 shares as Series A Junior Participating Preferred Stock. No shares of preferred stock have been issued.

7.   Employee Benefit Plans

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company has adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2011, 2010 and 2009 was $727, $599, and $537, respectively.

8.   Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of restricted stock and options. The 2006 Plan provides for options to be granted at the fair market value of the Company’s common stock at the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

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

Stock Option Awards

The Company has granted options to purchase its common stock to employees and directors of the Company under the two stock plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be newly issued shares or treasury shares. Both option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Compensation cost for options granted is charged to expense on a straight line basis over the term of the option.

On December 20, 2011, the Company granted options to purchase 64,330 shares and 8,580 shares of its common stock to the Company’s President (as part of his overall compensation plan commensurate upon assuming the Chief Executive Officer role effective January 1, 2012) with the exercise price equal to the fair market value of the Company’s stock at the close of trading on December 20, 2011. The first option grant has a contractual life of ten years and vests 50% on December 31, 2016 and the remaining 50% on December 31, 2017. The second grant also has a contractual life of ten years and vests at the rate of 20% per year commencing December 20, 2012 through December 20, 2016. Both grants provide that in the event of the chief executive officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

On December 20, 2011, the Company granted options to purchase 97,500 shares of its common stock to its managers with the exercise price equal to the fair market value of the Company’s stock at the close of business on December 20, 2011. This grant has a contractual life of ten years and vest at the rate of 20% per year commencing December 20, 2012 through December 20, 2016.

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

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.01%	1.86%	1.00%
Expected dividend yield	2.55%	2.80%	3.29%
Weighted average expected life	5.5 years	4.5 years	2 years
Expected volatility	65%	64%	81%

  Vesting dates range from December 17, 2012 to December 31, 2017, and expiration dates range from January 1, 2012 to December 20, 2021. The following summarizes stock option activity and related information:

	2011
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	1,291	$18.49	$1,705
Granted	170	14.11
Exercised	(54)	9.30
Forfeited	(570)	24.29
Expired	—	—
Outstanding—End of year	837	$14.25	$1,430	6.79
Exercisable—End of year	529	$15.09	$1,048	5.98
Weighted average fair value of options granted during 2011	$6.55
Weighted average fair value of options granted during 2010	$5.04
Weighted average fair value of options granted during 2009	$4.04

During the years ended December 31, 2011, 2010 and 2009, tax benefits of $37, $7 and $13, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $277, $77 and $77, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $3,890, $703 and $1,013, respectively. The December 31, 2011 amount includes vested options of the retired former chief executive officer in the amount of $2,993. These options expired upon his departure.

Restricted Stock Awards and Restricted Stock Units

On December 20, 2011, the Company granted two restricted stock awards to the Company’s President (as part of his overall compensation plan commensurate upon assuming the Chief Executive Officer role effective January 1, 2012) in the amounts of 26,576 shares and 14,175 shares. The first grant vests in two equal amounts on December 31, 2016 and December 31, 2017. The second grant is performance based on achieving at least 85% of a cumulative operating income target for the three year period commencing January 1, 2012 and ending December 31, 2014. The award will vest at the 100% level by achieving 100% or more of the cumulative operating income target and on a sliding scale down to 0% vesting if less than 85% of the target cumulative operating income is attained. Vesting is dependent upon the recipient being employed and any dividends declared will be accrued and paid to the recipient when the related shares vest.

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

On March 11, 2011, the Company granted 2,500 voting shares of restricted stock under the 2006 Plan to a recently promoted member of the management team. These shares vest equally over five years on the anniversary of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

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

The following summarizes restricted stock activity for the year ended December 31, 2011:

	2011
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	85	$12.14	—	$—
Granted	43	13.98	18	16.48
Vested	(1)	11.62	—	—
Cancelled/Forfeited	(5)	11.62	—	—
Non-vested —End of year	122	$12.82	18	$16.48

Total stock-based compensation (benefit)/cost was $(707), $2,260 and $2,205 for the years ended December 31, 2011, 2010 and 2009, respectively. Total income tax (expense)/benefit recognized for stock-based compensation arrangements was $(274), $885 and $869 for the years ended December 31, 2011, 2010 and 2009, respectively. The credit for share-based compensation for the year ended December 31, 2011 is due to the reversal of $1.7 million of compensation expense which was recorded prior to January 1, 2011. This reversal resulted from a change in the estimated forfeiture rate from 0% to 100% of non-vested options previously awarded to the Chief Executive Officer, who retired from the Company effective December 31, 2011.

As of December 31, 2011, there was $2,811 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 50 months. There were 553,010 shares available for future grants under the 2006 Plan at December 31, 2011.

9.   Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,809 in 2011, $2,602 in 2010 and $2,161 in 2009.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2011:

2012	$2,831
2013	2,067
2014	1,522
2015	712
2016	514
Thereafter	467
Total minimum lease payments	$8,113

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $38,949 at December 31, 2011.

As part of the acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $128 at December 31, 2011 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 5 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Illinois, Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether the Company, in fact, distributed the wire and cable alleged to have caused any injuries.  The Company maintains general liability insurance that, to date, has covered the defense of and all costs associated with these claims. In addition, the Company did not manufacture any of the wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL’s sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

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

10.  Subsequent Events

On February 10, 2012, the Board of Directors approved a quarterly dividend of $0.09 per share payable to shareholders of record on February 20, 2012. This dividend totaling $1,593 was paid on February 29, 2012.

11.  Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2011. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$87,481	$105,782	$103,420	$99,727
Gross profit	$19,917	$23,006	$23,720	$22,252
Operating income	$5,306	$8,386	$11,527	$8,158
Net income	$3,052	$4,965	$6,842	$4,818
Earnings per share:
Basic	$0.17	$0.28	$0.39	$0.27
Diluted	$0.17	$0.28	$0.38	$0.27

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$93,549	$90,536	$63,269	$61,168
Gross profit	$19,756	$17,574	$12,753	$12,507
Operating income	$5,088	$4,063	$3,004	$2,851
Net income	$2,904	$2,233	$1,777	$1,705
Earnings per share:
Basic	$0.16	$0.13	$0.10	$0.10
Diluted	$0.16	$0.13	$0.10	$0.10

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 46 and 47 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2011 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 47.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders of Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2011 of Houston Wire & Cable Company and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 15, 2012

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2011 and 2010
•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 15, 2012	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 15, 2012
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 15, 2012
Nicol G. Graham

/s/ MICHAEL T. CAMPBELL	Director	March 15, 2012
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 15, 2012
Ian Stewart Farwell

/s/ PETER M. GOTSCH	Director	March 15, 2012
Peter M. Gotsch

/s/ WILSON B. SEXTON	Director	March 15, 2012
Wilson B. Sexton

/s/ WILLIAM H. SHEFFIELD	Director	March 15, 2012
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 15, 2012
Scott L. Thompson

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

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

10.2

Houston Wire & Cable Company 2006 Stock Plan, as amended (incorporated herein by reference to (i) Exhibit 10.3 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703) and (ii) Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.3*	Executive Employment Agreement dated as of January 1, 2012 between James L. Pokluda, III and Houston Wire & Cable Company

10.4

Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.23 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5

Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6*	Form of Employee Stock Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan

10.7	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.8*	Description of Senior Management Bonus Program

10.9

Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10

Third Amended and Restated Loan and Security Agreement, dated as of September 30, 2011, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011)

10.11	Second Amended and Restated Guaranty dated as of September 30, 2011, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011)

10.13	Equity Interest Purchase Agreement between Houston Wire & Cable Company and Teleflex Incorporated dated May 26, 2010 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed May 28, 2010)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

