Form 10-Q
period 2012-03-31
Houston Wire & Cable CO
filed 2012-05-10
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

YES ☐      NO ☒

At May 1, 2012 there were 17,830,851 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2012

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$64,964	$59,731
Inventories, net	81,650	69,517
Deferred income taxes	2,158	2,268
Income taxes	0	1,693
Prepaids	1,029	828
Total current assets	149,801	134,037

Property and equipment, net	5,831	6,029
Intangible assets, net	13,266	13,700
Goodwill	25,082	25,082
Other assets	302	305
Total assets	$194,282	$179,153

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$5,586	$2,270
Trade accounts payable	14,807	10,099
Accrued and other current liabilities	16,160	19,101
Income taxes	874	0
Total current liabilities	37,427	31,470

Debt	54,561	47,967
Other long term obligations	125	128
Deferred income taxes	2,038	2,250
Total liabilities	94,151	81,815

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,830,851 and 17,811,806 outstanding at March 31, 2012 and December 31, 2011, respectively	21	21
Additional paid-in-capital	55,652	55,760
Retained earnings	96,011	93,588
Treasury stock	(51,553)	(52,031)
Total stockholders' equity	100,131	97,338
Total liabilities and stockholders' equity	$194,282	$179,153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Sales	$94,462	$99,727
Cost of sales	73,324	77,475
Gross profit	21,138	22,252

Operating expenses:
Salaries and commissions	7,229	7,304
Other operating expenses	6,374	6,063
Depreciation and amortization	733	727
Total operating expenses	14,336	14,094

Operating income	6,802	8,158
Interest expense	266	333
Income before income taxes	6,536	7,825
Income taxes	2,520	3,007
Net income	$4,016	$4,818

Earnings per share:
Basic	$0.23	$0.27
Diluted	$0.23	$0.27
Weighted average common shares outstanding:
Basic	17,698,600	17,664,890
Diluted	17,814,902	17,775,598

Dividend declared per share	$0.09	$0.085

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net income	$4,016	$4,818
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	733	727
Amortization of capitalized loan costs	5	14
Amortization of unearned stock compensation	268	554
Provision for doubtful accounts	9	34
Provision for returns and allowances	(96)	69
Provision for inventory obsolescence	158	(148)
Deferred income taxes	(108)	(351)
Changes in operating assets and liabilities:
Accounts receivable	(5,146)	3,177
Inventories	(12,291)	(6,166)
Prepaids	(201)	129
Other assets	(2)	0
Book overdraft	3,316	(1,294)
Trade accounts payable	4,708	(1,663)
Accrued and other current liabilities	(2,941)	(4,751)
Income taxes payable	2,564	2,207
Other long term obligations	(3)	(4)
Net cash used in operating activities	(5,011)	(2,648)

Investing activities
Expenditures for property and equipment	(101)	(207)
Cash paid for acquisition	0	(343)
Net cash used in investing activities	(101)	(550)

Financing activities
Borrowings on revolver	94,060	104,302
Payments on revolver	(87,466)	(99,724)
Proceeds from exercise of stock options	137	92
Excess tax benefit for stock options	28	29
Payment of dividends	(1,593)	(1,501)
Purchase of treasury stock	(54)	0
Net cash provided by financing activities	5,112	3,198

Net change in cash	0	0
Cash at beginning of period	0	0

Cash at end of period	$0	$0

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

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

Adoption of New Accounting Policy

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure requirement in US GAAP and IFRS. The new guidance amended certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) the financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 beginning January 1, 2012 and such adoption did not have an impact on the financial statements.

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and restricted stock awards.

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Denominator:
Weighted average common shares for basic earnings per share	17,698,600	17,664,890
Effect of dilutive securities	116,302	110,708
Weighted average common shares for diluted earnings per share	17,814,902	17,775,598

The weighted average common shares for diluted earnings per share exclude stock options to purchase 300,000 and 802,500 shares for the three months ended March 31, 2012 and 2011, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At March 31, 2012, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement.

4.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the quarters ended March 31, 2012 and 2011, the Company did not repurchase any of its stock under the stock repurchase program.

During the first quarter of 2012, the Board of Directors approved a quarterly dividend of $0.09 per share payable to stockholders. Dividends paid were $1,593 and $1,501 during the three months ended March 31, 2012 and 2011, respectively.

5. Stock Based Compensation

There were no stock options, restricted stock awards or restricted stock units granted during the first quarter of 2012. On March 11, 2011, the Company granted 2,500 voting shares of restricted stock under the 2006 Plan to a recently promoted member of the management team. These shares vest in five equal annual installments on the first five anniversaries of the date of the grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

Total stock-based compensation cost was $268 and $554 for the three months ended March 31, 2012 and 2011, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $103 and $213 for the three months ended March 31, 2012 and 2011, respectively.

6. Commitments and Contingencies

As part of the acquisition on June 25, 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $125 at March 31, 2012 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 5 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

7.  Subsequent Events

On May 8, 2012, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on May 25, 2012, to stockholders of record at the close of business on May 18, 2012.

 Following the Annual Meeting of Stockholders on May 8, 2012, the Company awarded restricted stock units with a value of $50,000 to each non-employee director who was re-elected, for an aggregate of 25,044 restricted stock units. Each award of restricted stock units vests at the date of the 2013 Annual Meeting of Stockholders. The non-employee directors are entitled to receive a number of shares of the company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2011.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of the receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at March 31, 2012 would have resulted in a change in income before income taxes of less than $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at March 31, 2012 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at March 31, 2012 would have resulted in a change in income before income taxes of $0.6 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names, and customer relationships. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed in October 2011 and no impairment was deemed necessary. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during the three months ended March 31, 2012 would have resulted in a change in income before income taxes of $0.4 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2012, our goodwill balance was $25.1 million, representing 12.9% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. Our goodwill impairment test is performed annually in October. Based on our 2011 goodwill impairment test, we believe the goodwill on our balance sheet is not impaired. If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income. We are anticipating significant growth in the acquired businesses, but if this growth is not achieved, a goodwill impairment may result.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2012	2011

Sales	100.0%	100.0%
Cost of sales	77.6%	77.7%
Gross profit	22.4%	22.3%

Operating expenses:
Salaries and commissions	7.7%	7.3%
Other operating expenses	6.7%	6.1%
Depreciation and amortization	0.8%	0.7%
Total operating expenses:	15.2%	14.1%

Operating income	7.2%	8.2%
Interest expense	0.3%	0.3%

Income before income taxes	6.9%	7.8%
Income taxes	2.7%	3.0%

Net income	4.3%	4.8%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2012 and 2011

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011	Change
Sales	$94.5	$99.7	$(5.3)	(5.3)%

Our sales for the first quarter decreased 5.3% from the prior year period. Part of the reason for this decrease was the lower level of large project business generated from our legacy growth initiatives - Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, as project sales fell approximately 5%. While smaller projects remained plentiful they did not make up for the lower level of large projects. We estimate sales in our core MRO sector were also down approximately 5% as a result of the lower demand level in the earlier part of the quarter. We believe the impact of copper to be neutral on a comparative basis.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011	Change
Gross profit	$21.1	$22.3	$(1.1)	(5.0)%
Gross profit as a percent of sales	22.4%	22.3%	0.1%

Gross profit decreased 5.0% to $21.1 million in 2012 from $22.3 million in 2011. The decrease in gross profit was attributed to the reduction in sales. Gross profit as a percentage of sales (gross margin) increased slightly to 22.4% in 2012 from 22.3% in 2011.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$7.2	$7.3	$(0.1)	(1.0)%
Other operating expenses	6.4	6.1	0.3	5.1%
Depreciation and amortization	0.7	0.7	0.0	0.8%
Total operating expenses	$14.3	$14.1	$0.2	1.7%

Operating expenses as a percent of sales	15.2%	14.1%	1.1%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased 1.0% due to a reduction in commissions related to lower profitability which was partially offset by an increase in salary expense due to increased headcount.

Other operating expenses increased primarily due to costs associated with a higher headcount and higher levels of consulting and professional fees.

Depreciation and amortization remained consistent at $0.7 million.

Other operating expenses as a percentage of sales increased to 15.2% in 2012 from 14.1% in 2011 due to increased operating expenses combined with a reduction in sales.

Interest Expense

Interest expense decreased 20.1% due to lower average debt and LIBOR interest rates. Average debt was $47.6 million in 2012 compared to $55.4 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Taxes

Income tax expense decreased $0.5 million or 16.2% to $2.5 million in 2012 compared to $3.0 million in 2011. The effective income tax rate increased slightly to 38.6% in 2012 from 38.4% in 2011 primarily due to the higher state tax rate.

Net Income

We achieved net income of $4.0 million in 2012 compared to $4.8 million in 2011, a decrease of 16.6%.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

Our net cash used in operating activities was $5.0 million in 2012 compared to $2.6 million in 2011. Our net income decreased by $0.8 million or 16.6% to $4.0 million in 2012 from $4.8 million in 2011.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $10.0 million in 2012. Inventories increased $12.3 million to support the increased and anticipated sales activity. The increase in accounts receivable of $5.1 million is due to higher sales. Offsetting these uses of cash was the increase in trade accounts payable of $4.7 million related to the purchase of additional inventory and the book overdraft, which increased $3.3 million and is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account.

Net cash used in investing activities was $0.1 million in 2012 compared to $0.6 million in 2011. The decrease was due to the payment in 2011 of the final $0.3 million of the purchase price of the 2010 acquisition and capital expenditures associated with the acquired businesses.

Net cash provided by financing activities was $5.1 million in 2012 compared to $3.2 million in 2011. Net borrowings of $6.6 million and the payment of dividends of $1.6 million were the main components of financing activities in 2012.

Indebtedness

Our principal source of liquidity at March 31, 2012 was working capital of $112.4 million compared to $102.6 million at December 31, 2011. We also had available borrowing capacity of approximately $45.4 million at March 31, 2012 and $35.0 million at December 31, 2011 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of March 31, 2012, we were in compliance with all financial covenants.

 Contractual Obligations

The following table summarizes our loan commitment at March 31, 2012:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$54,561	$—	$—	$54,561	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2011.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

As of March 31, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2012 pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
January 1 – 31, 2012 (2)	25,366	$13.49	—	$19,385,303
February 1 – 29, 2012	—	—	—	19,385,303
March 1 – 31, 2012 (2)	4,293	13.74	—	19,385,303

Total	29,659	$13.53	—

(1)	The board authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the first quarter of 2012.
(2)	These shares were surrendered in connection with the exercise of stock options to pay the exercise price and withholding taxes in accordance with the terms of our 2006 Stock Plan, and accordingly, were not shares acquired under the publicly announced plan.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

