Form 10-Q
period 2012-06-30
Houston Wire & Cable CO
filed 2012-08-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

YES ☐      NO ☒

At August 3, 2012 there were 17,830,595 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2012

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$62,698	$59,731
Inventories, net	81,910	69,517
Deferred income taxes	2,104	2,268
Income taxes	163	1,693
Prepaids	1,187	828
Total current assets	148,062	134,037

Property and equipment, net	5,883	6,029
Intangible assets, net	12,833	13,700
Goodwill	25,082	25,082
Other assets	306	305
Total assets	$192,166	$179,153

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,656	$2,270
Trade accounts payable	12,503	10,099
Accrued and other current liabilities	11,322	19,101
Total current liabilities	26,481	31,470

Debt	60,463	47,967
Other long term obligations	115	128
Deferred income taxes	1,874	2,250
Total liabilities	88,933	81,815

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,830,595 and 17,811,806 outstanding at June 30, 2012 and December 31, 2011, respectively	21	21
Additional paid-in-capital	56,009	55,760
Retained earnings	98,838	93,588
Treasury stock	(51,635)	(52,031)
Total stockholders' equity	103,233	97,338
Total liabilities and stockholders' equity	$192,166	$179,153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$98,082	$103,420	$192,544	$203,147
Cost of sales	75,830	79,700	149,154	157,175
Gross profit	22,252	23,720	43,390	45,972

Operating expenses:
Salaries and commissions	7,695	5,415	14,924	12,719
Other operating expenses	6,288	5,980	12,662	12,043
Depreciation and amortization	739	798	1,472	1,525
Total operating expenses	14,722	12,193	29,058	26,287

Operating income	7,530	11,527	14,332	19,685
Interest expense	329	395	595	728
Income before income taxes	7,201	11,132	13,737	18,957
Income taxes	2,780	4,290	5,300	7,297
Net income	$4,421	$6,842	$8,437	$11,660

Earnings per share:
Basic	$0.25	$0.39	$0.48	$0.66
Diluted	$0.25	$0.38	$0.47	$0.66
Weighted average common shares outstanding:
Basic	17,725,549	17,682,217	17,712,075	17,673,601
Diluted	17,805,979	17,816,061	17,810,441	17,795,720

Dividend declared per share	$0.09	$0.09	$0.18	$0.175

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011

Operating activities
Net income	$8,437	$11,660
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,472	1,525
Amortization of capitalized loan costs	9	44
Amortization of unearned stock compensation	537	(1,225)
Provision for doubtful accounts	15	68
Provision for returns and allowances	(55)	132
Provision for inventory obsolescence	350	319
Deferred income taxes	(218)	275
Changes in operating assets and liabilities:
Accounts receivable	(2,927)	1,684
Inventories	(12,743)	(13,096)
Prepaids	(359)	(357)
Other assets	(10)	(118)
Book overdraft	386	(430)
Trade accounts payable	2,404	(5,083)
Accrued and other current liabilities	(7,779)	(1,607)
Income taxes receivable/(payable)	1,527	(837)
Other long term obligations	(13)	(7)
Net cash used in operating activities	(8,967)	(7,053)

Investing activities
Expenditures for property and equipment	(459)	(462)
Cash paid for acquisition	0	(343)
Net cash used in investing activities	(459)	(805)

Financing activities
Borrowings on revolver	200,578	216,710
Payments on revolver	(188,082)	(205,909)
Proceeds from exercise of stock options	137	112
Excess tax benefit for stock options	34	37
Payment of dividends	(3,187)	(3,092)
Purchase of treasury stock	(54)	0
Net cash provided by financing activities	9,426	7,858

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

2. Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Denominator:
Weighted average common shares for basic earnings per share	17,725,549	17,682,217	17,712,075	17,673,601
Effect of dilutive securities	80,430	133,844	98,366	122,119
Weighted average common shares for diluted earnings per share	17,805,979	17,816,061	17,810,441	17,795,720

The weighted average common shares for diluted earnings per share exclude stock options to purchase 598,564 and 802,500 shares for the three months ended June 30, 2012 and 2011, respectively, and 449,282 and 802,500 shares for the six months ended June 30, 2012 and 2011, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At June 30, 2012, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

4.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the six months ended June 30, 2012 and 2011, the Company did not repurchase any of its stock under the stock repurchase program.

During the first and second quarter of 2012, the Board of Directors approved a quarterly dividend of $0.09 per share payable to stockholders. Dividends paid were $3,187 and $3,092 during the six months ended June 30, 2012 and 2011, respectively.

5. Stock Based Compensation

Stock Option Awards

On May 8, 2012, the Company granted options under the 2006 Stock Plan to purchase 10,000 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on May 8, 2012 to new members of the management team. These options have a contractual life of ten years and vest in five equal annual installments on the first five anniversaries of the date of the grant.

 Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 8, 2012, the Company awarded restricted stock units with a grant date value of $50 to each non-employee director who was re-elected, for an aggregate of 25,044 restricted stock units. Each award of restricted stock units vests at the date of the 2013 Annual Meeting of Stockholders. Upon vesting, the non-employee directors are entitled to receive a number of shares of the Company's common stock equal to the number of restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Total share-based compensation cost/(benefit) was $269 and $(1,778) for the three months ended June 30, 2012 and 2011, respectively, and $537 and $(1,225) for the six months ended June 30, 2012 and 2011, respectively. Total income tax benefit/(expense) recognized for stock-based compensation arrangements was $103 and $(685) for the three months ended June 30, 2012 and 2011, and $207 and $(472) for the six months ended June 30, 2012 and 2011, respectively. The credit for share-based compensation for the 2011 periods was due to the reversal of $2.0 million (of which $1.7 million was recognized prior to January 1, 2011) of compensation expense attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to our former chief executive officer, who left the Company effective December 31, 2011.

6. Commitments and Contingencies

As part of the June 25, 2010 acquisition of Southwest Wire Rope and Southern Wire, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality. The expected liability of $115 at June 30, 2012 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 5 years and also the cost to plug the wells.

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

7.  Subsequent Events

On August 7, 2012, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on August 30, 2012, to stockholders of record at the close of business on August 18, 2012.

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

 Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at June 30, 2012 would have resulted in a change in income before income taxes of less than $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at June 30, 2012 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at June 30, 2012 would have resulted in a change in income before income taxes of $0.7 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names and customer relationships. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. This test was performed in October 2011 and no impairment was deemed necessary. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during the six months ended June 30, 2012 would have resulted in a change in income before income taxes of $0.7 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2012, our goodwill balance was $25.1 million, representing 13.1% of our total assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3%	77.1%	77.5%	77.4%
Gross profit	22.7%	22.9%	22.5%	22.6%

Operating expenses:
Salaries and commissions	7.8%	5.2%	7.8%	6.3%
Other operating expenses	6.4%	5.8%	6.6%	5.9%
Depreciation and amortization	0.8%	0.8%	0.8%	0.8%
Total operating expenses:	15.0%	11.8%	15.1%	12.9%

Operating income	7.7%	11.1%	7.4%	9.7%
Interest expense	0.3%	0.4%	0.3%	0.4%

Income before income taxes	7.3%	10.8%	7.1%	9.3%
Income taxes	2.8%	4.1%	2.8%	3.6%

Net income	4.5%	6.6%	4.4%	5.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended June 30, 2012 and 2011

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Sales	$98.1	$103.4	$(5.3)	(5.2)%

Sales in the second quarter of 2012 decreased 5.2% to $98.1 million from $103.4 million in the second quarter of 2011. We estimate sales were negatively impacted approximately 4% due to metals deflation in copper and steel. Project business in our long term internal growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, decreased approximately 5% as new inflow of multiple smaller projects was unable to completely offset the completion of larger projects. We estimate sales in our core Maintenance, Repair and Operations (“MRO”) sector were also down approximately 5%.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Gross profit	$22.3	$23.7	$(1.5)	(6.2)%
Gross profit as a percent of sales	22.7%	22.9%	(0.2)%

Gross profit decreased 6.2% to $22.3 million in 2012 from $23.7 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales. Gross profit as a percentage of sales (gross margin) decreased slightly to 22.7% in 2012 from 22.9% in 2011. This decrease is attributed to higher inventory reserves, higher freight expenses and lower vendor rebates partially offset by lower customer rebates.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$7.7	$5.4	$2.3	42.1%
Other operating expenses	6.3	6.0	0.3	5.2%
Depreciation and amortization	0.7	0.8	(0.1)	(7.4)%
Total operating expenses	$14.7	$12.2	$2.5	20.7%

Operating expenses as a percent of sales	15.0%	11.8%	3.2%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased 42.1% primarily due to a one time reversal during 2011 relating to $2.0 million of salary expense recognized prior to April 1, 2011 attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to our former chief executive officer. The additional headcount in 2012 also contributed to the increased salary expense but was partially offset by lower commissions relating to lower profitability.

Other operating expenses increased primarily due to health insurance costs associated with higher claims and the additional headcount.

Depreciation and amortization decreased slightly to $0.7 million in 2012 from $0.8 million in 2011.

Operating expenses as a percentage of sales increased to 15.0% in 2012 from 11.8% in 2011 due to increased operating expenses combined with a reduction in sales. Excluding the reversal of salary expense relating to the forfeited non-vested options, operating expense as a percent of sales in 2011 would have been 13.7%.

Interest Expense

Interest expense decreased 16.7% to $0.3 million in 2012 from $0.4 million in 2011 due to lower average debt and LIBOR interest rates. Average debt was $60.9 million in 2012 compared to $63.9 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Taxes

Income tax expense decreased $1.5 million or 35.2% to $2.8 million in 2012 compared to $4.3 million in 2011. The effective income tax rate increased slightly to 38.6% in 2012 from 38.5% in 2011.

 Net Income

We achieved net income of $4.4 million in 2012 compared to $6.8 million in 2011, a decrease of 35.4%. Excluding the after tax impact of the non vested options of $1.2 million, the decrease was 21.0%.

Comparison of the Six Months Ended June 30, 2012 and 2011

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Sales	$192.5	$203.1	$(10.6)	(5.2)%

Sales in the six month period ended June 30, 2012 decreased 5.2% to $192.5 million from $203.1 million in the six month period ended June 30, 2011. We estimate sales were negatively impacted by approximately 3% due to metal deflation in copper and steel. Large project business encompassing our five long term internal growth initiatives, Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, was down approximately 5% compared to the robust start through the first six months of 2011. We estimate sales in our core MRO sector were down approximately 5%.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Gross profit	$43.4	$46.0	$(2.6)	(5.6)%
Gross profit as a percent of sales	22.5%	22.6%	(0.1)%

Gross profit decreased 5.6% to $43.4 million in 2012 from $46.0 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales. Gross profit as a percentage of sales (gross margin) decreased slightly to 22.5% in 2012 from 22.6% in 2011.

 Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$14.9	$12.7	$2.2	17.3%
Other operating expenses	12.7	12.0	0.6	5.1%
Depreciation and amortization	1.5	1.5	(0.1)	(3.5)%
Total operating expenses	$29.1	$26.3	$2.8	10.5%

Operating expenses as a percent of sales	15.1%	12.9%	2.2%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased 17.3% primarily due to a one time reversal during 2011 relating to $1.7 million of salary expense recognized prior to January 1, 2011 attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to our former chief executive officer. The additional headcount in 2012 also contributed to the increased salary expense but was partially offset by lower commissions relating to lower profitability.

Other operating expenses increased primarily due to health insurance costs associated with higher claims and the additional headcount. There was also an increase in consulting and professional fees during the 2012 period.

Depreciation and amortization remained consistent between periods at $1.5 million.

Operating expenses as a percentage of sales increased to 15.1% in 2012 from 12.9% in 2011 due to increased operating expenses combined with a reduction in sales. Excluding the reversal of salary expense relating to the forfeited non-vested options, operating expense as a percent of sales in 2011 would have been 13.8%.

Interest Expense

Interest expense decreased 18.3% to $0.6 million in 2012 from $0.7 million in 2011 due to lower average debt and LIBOR interest rates. Average debt was $54.3 million in 2012 compared to $59.6 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Taxes

Income tax expense decreased $2.0 million or 27.4% to $5.3 million in 2012 compared to $7.3 million in 2011. The effective income tax rate increased slightly to 38.6% in 2012 from 38.5% in 2011.

Net Income

We achieved net income of $8.4 million in 2012 compared to $11.7 million in 2011, a decrease of 27.6%. Excluding the after tax impact of the non-vested options of $1.0 million, decrease was 20.6%.

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

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	capital expenditures;
•	payment of dividends;
•	acquisitions; and
•	additional stock repurchases.

Comparison of the Six Months Ended June 30, 2012 and 2011

Our net cash used in operating activities was $9.0 million in 2012 compared to $7.1 million in 2011. Our net income decreased by $3.2 million or 27.6% to $8.4 million in 2012 from $11.7 million in 2011.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $19.5 million in 2012. Inventories increased $12.7 million to support the increased and anticipated sales activity. Accrued and other current liabilities decreased $7.8 million due to a reduction in volume rebates payable to our customers, lower prepayments on cable management orders as many of these projects were shipping in 2012 and reduced payroll related accruals. The increase in accounts receivable of $2.9 million is due to higher sales. Offsetting these uses of cash was an increase in accounts payable of $2.4 million due to the purchase of additional inventory and an increase in income taxes payable of $1.5 million.

Net cash used in investing activities was $0.5 million in 2012 compared to $0.8 million in 2011. The decrease was due to the cash paid for acquisition of $0.3 million in 2011.

Net cash provided by financing activities was $9.4 million in 2012 compared to $7.9 million in 2011. Net borrowings of $12.5 million and the payment of dividends of $3.2 million were the main components of financing activities in 2012.

Indebtedness

Our principal source of liquidity at June 30, 2012 was working capital of $121.6 million compared to $102.6 million at December 31, 2011. We also had available borrowing capacity of approximately $38.8 million at June 30, 2012 and $35.0 million at December 31, 2011 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of June 30, 2012, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2012:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$60,463	$—	$—	$60,463	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2011.

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

Item 4. Controls and Procedures

As of June 30, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2012, including pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
April 1 – 30, 2012	—	$—	—	$19,385,303
May 1 – 31, 2012 (2)	256	10.92	—	19,385,303
June 1 – 30, 2012	—	—	—	$19,385,303

Total	256	$10.92	—

____________________

(1)	The Board of Directors authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the second quarter of 2012.
(2)	These shares were surrendered in connection with vested restricted stock awards to pay the withholding taxes in accordance with the terms of our 2006 Stock Plan, and accordingly, were not shares acquired under the publicly announced plan.

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

Date: August 9, 2012	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

