Form 10-Q
period 2012-09-30
Houston Wire & Cable CO
filed 2012-11-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

YES ☐      NO ☒

At November 2, 2012 there were 17,830,595 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2012

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$67,076	$59,731
Inventories, net	89,117	69,517
Deferred income taxes	2,342	2,268
Income taxes	148	1,693
Prepaids	869	828
Total current assets	159,552	134,037

Property and equipment, net	5,853	6,029
Intangible assets, net	12,400	13,700
Goodwill	25,082	25,082
Other assets	200	305
Total assets	$203,087	$179,153

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$3,498	$2,270
Trade accounts payable	13,260	10,099
Accrued and other current liabilities	13,395	19,101
Total current liabilities	30,153	31,470

Debt	64,993	47,967
Other long term obligations	111	128
Deferred income taxes	1,690	2,250
Total liabilities	96,947	81,815

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,830,595 and 17,811,806 outstanding at September 30, 2012 and December 31, 2011, respectively	21	21
Additional paid-in-capital	56,281	55,760
Retained earnings	101,476	93,588
Treasury stock	(51,638)	(52,031)
Total stockholders' equity	106,140	97,338
Total liabilities and stockholders' equity	$203,087	$179,153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$96,113	$105,782	$288,657	$308,929
Cost of sales	74,501	82,776	223,655	239,951
Gross profit	21,612	23,006	65,002	68,978

Operating expenses:
Salaries and commissions	7,478	7,823	22,402	20,542
Other operating expenses	6,256	6,071	18,918	18,114
Depreciation and amortization	722	726	2,194	2,251
Total operating expenses	14,456	14,620	43,514	40,907

Operating income	7,156	8,386	21,488	28,071
Interest expense	334	371	929	1,099
Income before income taxes	6,822	8,015	20,559	26,972
Income taxes	2,590	3,050	7,890	10,347
Net income	$4,232	$4,965	$12,669	$16,625

Earnings per share:
Basic	$0.24	$0.28	$0.71	$0.94
Diluted	$0.24	$0.28	$0.71	$0.93
Weighted average common shares outstanding:
Basic	17,732,715	17,685,211	17,719,005	17,677,514
Diluted	17,814,499	17,814,181	17,811,844	17,802,021

Dividend declared per share	$0.09	$0.09	$0.27	$0.265

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011

Operating activities
Net income	$12,669	$16,625
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,194	2,251
Amortization of capitalized loan costs	14	61
Amortization of unearned stock compensation	809	(968)
Provision for doubtful accounts	(19)	41
Provision for returns and allowances	(44)	108
Provision for inventory obsolescence	563	778
Deferred income taxes	(640)	135
Changes in operating assets and liabilities:
Accounts receivable	(7,282)	(2,270)
Inventories	(20,163)	(7,062)
Prepaids	(41)	(343)
Other assets	91	(139)
Book overdraft	1,228	(525)
Trade accounts payable	3,161	(6,459)
Accrued and other current liabilities	(5,706)	(1,384)
Income taxes	1,542	(1,584)
Other long term obligations	(17)	(10)
Net cash used in operating activities	(11,641)	(745)

Investing activities
Expenditures for property and equipment	(718)	(749)
Cash paid for acquisition	0	(343)
Net cash used in investing activities	(718)	(1,092)

Financing activities
Borrowings on revolver	302,142	317,572
Payments on revolver	(285,116)	(311,197)
Proceeds from exercise of stock options	137	112
Excess tax benefit for stock options	34	37
Payment of dividends	(4,781)	(4,684)
Purchase of treasury stock	(57)	(3)
Net cash provided by financing activities	12,359	1,837

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

The following reconciles the denominator used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Denominator:
Weighted average common shares for basic earnings per share	17,732,715	17,685,211	17,719,005	17,677,514
Effect of dilutive securities	81,784	128,970	92,839	124,507
Weighted average common shares for diluted earnings per share	17,814,499	17,814,181	17,811,844	17,802,021

The weighted average common shares for diluted earnings per share exclude stock options to purchase 602,410 and 802,500 shares for the three months ended September 30, 2012 and 2011, respectively, and 500,325 and 802,500 shares for the nine months ended September 30, 2012 and 2011, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At September 30, 2012, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

4.  Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the nine months ended September 30, 2012 and 2011, the Company did not repurchase any of its stock under the stock repurchase program.

During each of the first three quarters of 2012, the Board of Directors approved a quarterly dividend of $0.09 per share payable to stockholders. Dividends paid were $4,781 and $4,684 during the nine months ended September 30, 2012 and 2011, respectively.

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

 Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 8, 2012, the Company awarded restricted stock units with a grant date award value of $50 to each non-employee director who was re-elected, for an aggregate of 25,044 restricted stock units. Each award of restricted stock units vests at the date of the 2013 Annual Meeting of Stockholders. Upon vesting, the non-employee directors are entitled to receive a number of shares of the Company's common stock equal to the number of restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Total share-based compensation cost (benefit) was $272 and $257 for the three months ended September 30, 2012 and 2011, respectively, and $809 and $(968) for the nine months ended September 30, 2012 and 2011, respectively. Total income tax benefit (expense) recognized for stock-based compensation arrangements was $103 and $98 for the three months ended September 30, 2012 and 2011, respectively, and $310 and $(375) for the nine months ended September 30, 2012 and 2011, respectively. The credit for share-based compensation for the 2011 period was due to the reversal of $2.0 million in June 2011 (of which $1.7 million was recognized prior to January 1, 2011) of compensation expense attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to our former chief executive officer, who left the Company effective December 31, 2011.

6. Commitments and Contingencies

As part of the June 25, 2010 acquisition of Southwest Wire Rope and Southern Wire (“acquired businesses”), the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality. The expected liability of $111 at September 30, 2012 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 5 years and also the cost to plug the wells.

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

7.  Subsequent Events

On November 7, 2012, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.09 per share, payable on November 29, 2012, to stockholders of record at the close of business on November 17, 2012.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of these receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at September 30, 2012 would have resulted in a change in income before income taxes of less than $0.1 million.

 Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at September 30, 2012 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory obsolescence is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at September 30, 2012 would have resulted in a change in income before income taxes of $0.7 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names and customer relationships. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. In October 2012, we began our annual test which is still in process. If this test indicates that an impairment has occurred, we will recognize the loss in operating income. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during the nine months ended September 30, 2012 would have resulted in a change in income before income taxes of $1.1 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2012, our goodwill balance was $25.1 million, representing 12.4% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. Because the acquired businesses were not meeting the internal performance expectations used in the October 2011 annual impairment test, an interim goodwill impairment test was performed as of July 31, 2012. This test was performed using the same methodology as used for the annual test and the result indicated that no impairment had occurred. In October 2012, we began our annual goodwill impairment test which is still in process. If this test indicates that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income. We are still anticipating significant growth in the acquired businesses, but if this growth is not achieved a goodwill impairment may result.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.5%	78.3%	77.5%	77.7%
Gross profit	22.5%	21.7%	22.5%	22.3%

Operating expenses:
Salaries and commissions	7.8%	7.4%	7.8%	6.6%
Other operating expenses	6.5%	5.7%	6.6%	5.9%
Depreciation and amortization	0.8%	0.7%	0.8%	0.7%
Total operating expenses:	15.0%	13.8%	15.1%	13.2%

Operating income	7.4%	7.9%	7.4%	9.1%
Interest expense	0.3%	0.4%	0.3%	0.4%

Income before income taxes	7.1%	7.6%	7.1%	8.7%
Income taxes	2.7%	2.9%	2.7%	3.3%

Net income	4.4%	4.7%	4.4%	5.4%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before taxes or net income.

Comparison of the Three Months Ended September 30, 2012 and 2011

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Sales	$96.1	$105.8	$(9.7)	(9.1)%

Sales in the third quarter of 2012 decreased 9.1% to $96.1 million from $105.8 million in the third quarter of 2011. We estimate sales were negatively impacted approximately 6% due to metals deflation in copper and steel. Project business in our long term internal growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation, decreased approximately 11% as new inflow of multiple smaller projects was unable to offset record prior year mega project sales. Maintenance, Repair and Operations sales decreased approximately 8% due to continued post-recession weakness in certain regional markets.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Gross profit	$21.6	$23.0	$(1.4)	(6.1)%
Gross profit as a percent of sales	22.5%	21.7%	0.8%

Gross profit decreased 6.1% to $21.6 million in 2012 from $23.0 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales. Gross profit as a percentage of sales (gross margin) increased to 22.5% in 2012 from 21.7% in 2011. This increase is attributed to an increased focus on higher gross margin products and reduced customer rebates due to lower sales.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$7.5	$7.8	$(0.3)	(4.4)%
Other operating expenses	6.3	6.1	0.2	3.0%
Depreciation and amortization	0.7	0.7	(0.0)	(0.6)%
Total operating expenses	$14.5	$14.6	$(0.2)	(1.1)%

Operating expenses as a percent of sales	15.0%	13.8%	1.2%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased 4.4% to $7.5 million in 2012 from $7.8 million in 2011. The decrease was due to lower commissions relating to the reduced levels of profitability and sales, partially offset by increased salaries resulting from the additional headcount.

Other operating expenses increased slightly, primarily due to costs associated with the additional headcount.

Depreciation and amortization remained consistent between the periods at $0.7 million.

Operating expenses as a percentage of sales increased to 15.0% in 2012 from 13.8% in 2011 due to increased operating expenses combined with a reduction in sales.

Interest Expense

Interest expense decreased 10.0% to $0.3 million in 2012 from $0.4 million in 2011 due to lower LIBOR interest rates and a higher percentage of the debt in LIBOR borrowings. Average debt was $62.6 million in 2012 compared to $61.9 million in 2011. The average effective interest rate decreased to 2.0% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Taxes

Income tax expense decreased $0.5 million or 15.1% to $2.6 million in 2012 compared to $3.1 million in 2011. The effective income tax rate decreased slightly to 38.0% in 2012 from 38.1% in 2011.

Net Income

We achieved net income of $4.2 million in 2012 compared to $5.0 million in 2011, a decrease of 14.8%.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Sales	$288.7	$308.9	$(20.3)	(6.6)%

Sales in the nine month period ended September 30, 2012 decreased 6.6% to $288.7 million from $308.9 million in the nine month period ended September 30, 2011. We estimate sales were negatively impacted approximately 3% due to metal deflation in copper and steel. Our project business encompassing our five long term internal growth initiatives, Emission Controls, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Utility Power Generation was down approximately 7%, primarily due to the absence of mega projects in the current period. MRO business also decreased approximately 6% due to continued post-recession weakness in certain regional markets.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Gross profit	$65.0	$69.0	$(4.0)	(5.8)%
Gross profit as a percent of sales	22.5%	22.3%	0.2%

Gross profit decreased 5.8% to $65.0 million in 2012 from $69.0 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales. Gross profit as a percentage of sales (gross margin) increased slightly to 22.5% in 2012 from 22.3% in 2011.

  Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$22.4	$20.5	$1.9	9.1%
Other operating expenses	18.9	18.1	0.8	4.4%
Depreciation and amortization	2.2	2.3	(0.1)	(2.5)%
Total operating expenses	$43.5	$40.9	$2.6	6.4%

Operating expenses as a percent of sales	15.1%	13.2%	1.9%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased 9.1% primarily due to a one time reversal during 2011 relating to $1.7 million of salary expense recognized prior to January 1, 2011 attributed to the change in the estimated forfeiture rate to 100% of non-vested options previously awarded to our former chief executive officer. The additional headcount in 2012 also contributed to the increased salary expense but was partially offset by lower commissions relating to lower profitability.

Other operating expenses increased primarily due to costs associated with a higher headcount and increased property taxes. There was also an increase in consulting and professional fees during the 2012 period.

Depreciation and amortization decreased slightly to $2.2 million in 2012 from $2.3 million in 2011.

Operating expenses as a percentage of sales increased to 15.1% in 2012 from 13.2% in 2011 due to increased operating expenses combined with a reduction in sales. Excluding the reversal of salary expense relating to the forfeited non-vested options, operating expense as a percent of sales in 2011 would have been 13.8%.

Interest Expense

Interest expense decreased 15.5% to $0.9 million in 2012 from $1.1 million in 2011 due to lower average debt and LIBOR interest rates. Average debt was $57.0 million in 2012 compared to $60.4 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Taxes

Income tax expense decreased $2.5 million or 23.7% to $7.9 million in 2012 compared to $10.3 million in 2011. The effective income tax rate remained consistent between periods at 38.4%.

Net Income

We achieved net income of $12.7 million in 2012 compared to $16.6 million in 2011, a decrease of 23.8%. Excluding the after tax impact of the forfeited non-vested options of $1.0 million, the decrease was 18.7%.

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

Comparison of the Nine Months Ended September 30, 2012 and 2011

Our net cash used in operating activities was $11.6 million in 2012 compared to $0.7 million in 2011. Our net income decreased by $4.0 million or 23.8% to $12.7 million in 2012 from $16.6 million in 2011.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $27.2 million in 2012. Inventories increased $20.2 million to support anticipated sales activity, the geographic expansion of product lines and the addition of new product lines. The increase in accounts receivable of $7.3 million is due to higher sales partially offset by lower days sales outstanding. Accrued and other current liabilities decreased $5.7 million due to lower prepayments on cable management orders as most of these projects shipped in 2012, a reduction in volume rebates payable to our customers and reduced payroll related accruals.

Offsetting these uses of cash was an increase in accounts payable of $3.2 million due to the purchase of additional inventory, a decrease in income taxes receivable of $1.5 million and an increase in the book overdraft, which increased $1.2 million and is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account.

Net cash used in investing activities was $0.7 million in 2012 compared to $1.1 million in 2011. The decrease was primarily due to the cash paid for acquisition of $0.3 million in 2011.

Net cash provided by financing activities was $12.4 million in 2012 compared to $1.8 million in 2011. Net borrowings of $17.0 million and the payment of dividends of $4.8 million were the main components of financing activities in 2012.

Indebtedness

Our principal source of liquidity at September 30, 2012 was working capital of $129.4 million compared to $102.6 million at December 31, 2011. We also had available borrowing capacity of approximately $35.0 million at September 30, 2012 and at December 31, 2011 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of September 30, 2012, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2012:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$64,993	$—	$64,993	$—	$—

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

Item 4. Controls and Procedures

As of September 30, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2012, including pursuant to the Company’s stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
July 1 – 31, 2012	—	$—	—	$19,385,303
August 1 – 31, 2012	—	—	—	19,385,303
September 1 – 30, 2012	—	—	—	$19,385,303

Total	—	$—	—

(1)	The Board of Directors authorized a stock repurchase program of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the third quarter of 2012.

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

Date: November 9, 2012	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

