Form 10-K
period 2012-12-31
Houston Wire & Cable CO
filed 2013-03-18
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐                 NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2012 was $191,649,680.

At March 1, 2013, there were 17,899,499 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest providers of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and the customer. The breadth and depth of wire and cable and related hardware that we offer, requires significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom slings and harnesses, paralleling, bundling, striping and same day shipment, and do not have multiple distribution centers across the nation.

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

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, wire rope and wire rope slings, as well as nylon slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our sales and marketing initiatives.

Utility Market.     The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resources’ (“IIR’s”) 2013 Global Industrial Outlook, the spending on the power market in 2013 within the United States is expected to be $65 billion. While we are not a significant distributor of power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from existing power generation units. These projects require the specialty instrumentation, power and control wire and cable that we distribute.

Industrial Market.     The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. According to IIR’s 2013 Global Industrial Outlook, the 2013 projected total industrial spending within the United States is expected to be $198 billion. We provide a wide variety of products specifically designed for the petroleum refining, chemical processing, metal/mineral, and manufacturing industries where there may be significant exposure to caustic materials or extreme temperatures. We are well positioned to take advantage of the expansion of land based petroleum and gas expansion driven by hydrocarbon rich shale geographies.

Infrastructure Market.      We believe that many infrastructure improvements will be needed over the next several years and include market opportunities within the transportation, water management, waste management, education and health care industries. A recent report from the American Society of Civil Engineers, entitled “A Failure to Act”, stated that water-related infrastructure in the United States is clearly aging, and investment is not able to keep up with the need. If current trends continue, the investment required will amount to $126 billion by 2020, and the anticipated capital funding gap will be $84 billion. We have the right products for these markets and are positioned to benefit from the capital project investments. In turn, we are assisting our customers by working closely with engineering and construction engineers to drive the wire and cable specifications in these large construction projects.

LifeGuard™ Opportunity

We believe that demand for low-smoke, zero-halogen products is in its infancy in the U.S. and represents a significant opportunity within our targeted markets. Low-smoke, zero-halogen cables have been used extensively in Europe and Asia for many years. We lead the early development of the market for low-smoke, zero-halogen cable in the U.S. When traditional cable burns, the acid gases produced are particularly destructive to electrical and electronic equipment, which represents a significant investment for many businesses. In contrast, low-smoke, zero-halogen compounds provide significant flame resistance, minimal smoke production and substantially reduced toxicity and corrosiveness when burned, as compared to traditional wire and cable. We sell our LifeGuard™ products across most of our end-user markets.

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

Customers

During 2012, we served approximately 6,100 customers, shipping approximately 43,000 SKU’s to over 10,000 customer locations nationwide. No customer represented 10% or more of our 2012 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases of wire and cable with five leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2012 approximately 52% of our annual purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top five suppliers in 2012 were Belden Inc, General Cable Corp, Lake Cable, Nexans Energy USA, Inc and Southwire Company.

Sales

We market our wire and cable and related services through an inside sales force situated in our regional offices and a field sales force focused on key geographic markets throughout the U.S. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the knowledge, experience and tenure of our sales force is critical to serving our fragmented and diverse customer and end-user base.

 Competition

The wire and cable market is highly competitive and fragmented, with several hundred wire and cable competitors serving this market. The product offerings and levels of service from the other wire and cable providers with whom we compete vary widely. We compete with many wire and cable providers on a national, regional and local basis. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other wire and cable providers, we also face, on a varying basis, competition with distributors and manufacturers that sell products directly or through multiple distribution channels to end-users or other resellers. In the markets that we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2012, we had 427 employees. Our sales and marketing staff accounted for 194 employees, including 58 field sales personnel and 101 inside sales and technical support personnel.

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

The continuing uncertainty in global financial markets has not impaired our access to credit to finance our operations. However, poor credit market conditions may adversely impact the availability of construction and other project financing, upon which many of our customers depend, resulting in project cancellations or delays. Our utility and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenues and reduced gross margins for us and, in some cases, higher than expected bad debt losses. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to fulfill customer orders. Failure to do so could adversely affect our sales and earnings. However, if our inventory levels are too high, we are at risk that unexpected changes in circumstances, such as a shift in market demand, drop in prices or loss of a customer, could have a material adverse impact on the net realizable value of our inventory.

Our operating results are affected by fluctuations in commodity prices.

Copper, steel, aluminum and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our wire and cable, which could adversely affect the demand for our products. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected.

Our sales of wire rope and related hardware are impacted by the level of oil and gas offshore drilling activity.

The 2010 oil spill in the Gulf of Mexico resulted in tighter drilling and permitting qualifications by the U.S. Government. Until drilling companies meet these qualifications or they are eased, oil and gas drilling activity will remain at lower than historical levels, limiting the demand for the products we sell to this market.

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

In 2012, our ten largest customers accounted for approximately 37% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate in a number of national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2012, we sourced products from approximately 285 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2012 approximately 52% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of James L. Pokluda III, our President and Chief Executive Officer and Nicol G. Graham, our Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

An important element of our growth strategy is the continued development and market acceptance of our private branded products including our LifeGuard™ line of low-smoke, zero-halogen cable. Our success with our private branded products, however, depends on our ability to market these products in the appropriate channels, develop and market new private branded products and, ultimately, on the acceptance of these products in the markets we serve. Further, demand for our products could diminish as a result of a competitor's introduction of higher quality, better performing or lower cost products in the marketplace. In addition, the low-smoke, zero-halogen properties of our LifeGuard™ line of cable products depend on a highly-engineered petrochemical material. If there is not an adequate supply of this material, we may be unable to have our LifeGuard™ products manufactured, or our LifeGuard™ products may be available only at a higher cost or after a long manufacturing delay. If we cannot sustain the growth in demand for our LifeGuard™ products, or if we cannot have those products manufactured on acceptable terms or if we do not develop additional private branded products, we will be unable to realize fully our growth strategy.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of nineteen distribution centers strategically located throughout the continental United States with approximately 776,000 sq ft of distribution space. We own two facilities in Houston, TX (one of which houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology) and two facilities in Louisiana. All of the other facilities are leased, including two from third-party logistics providers. Fifteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	48	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	60	Chief Financial Officer, Treasurer and Secretary since 1997.

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

	High	Low
Year ended December 31, 2012:
First quarter	$15.33	$12.91
Second quarter	$14.12	$10.60
Third quarter	$12.29	$10.58
Fourth quarter	$12.29	$10.32

Year ended December 31, 2011:
First quarter	$15.00	$11.56
Second quarter	$18.00	$13.30
Third quarter	$17.15	$11.21
Fourth quarter	$14.54	$10.01

There were 22 holders of record of our common stock as of December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2012. For further information regarding our stock repurchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan
October 1 – 31, 2012	—	$—	—	$19,385,303
November 1 – 30, 2012	—	$—	—	$19,385,303
December 1 – 31, 2012 (2)	5,299	$11.10	—	$—
Total	5,299	$11.10	—

(1)	The board authorized a stock buyback in the amount of $30 million in August 2007. This amount was increased to $50 million in September 2007 and to $75 million effective January 2008. There were no purchases made under the Company’s stock repurchase program in the 4th quarter of 2012. The program expired December 31, 2012.
(2)	These shares were surrendered in connection with the exercise of a stock option to pay the exercise price and withholding taxes in accordance with the terms of our 2006 Stock Plan and accordingly were not shares acquired under the publicly announced plan.

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

Total return is based on an initial investment of $100 on January 1, 2008, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We have paid a quarterly cash dividend since August 2007. From February 2008 through February 2011, our quarterly cash dividend was $0.085 per share. Beginning in May 2011, the Board of Directors approved a quarterly cash dividend of $0.09 per share. During 2012 and 2011, the cash dividend was $0.36 and $0.355 per share, resulting in total dividends paid of $6.4 million and $6.3 million, respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item regarding securities available for issuance is provided in response to Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$393,036	$396,410	$308,522	$254,819	$360,939
Cost of sales	306,017	307,515	245,932	201,865	275,224

Gross profit	87,019	88,895	62,590	52,954	85,715
Operating expenses:
Salaries and commissions	30,013	28,053	25,281	20,596	24,080
Other operating expenses	25,139	24,513	20,565	18,023	20,728
Depreciation and amortization	2,941	2,952	1,738	563	523
Total operating expenses	58,093	55,518	47,584	39,182	45,331

Operating income	28,926	33,377	15,006	13,772	40,384
Interest expense	1,252	1,424	844	520	1,825

Income before income taxes	27,674	31,953	14,162	13,252	38,559
Income tax provision	10,635	12,276	5,543	5,220	14,822

Net income	$17,039	$19,677	$8,619	$8,032	$23,737

Earnings per share:
Basic	$0.96	$1.11	$0.49	$0.46	$1.33

Diluted	$0.96	$1.11	$0.49	$0.45	$1.33

Weighted average common shares outstanding :
Basic	17,723,277	17,679,524	17,657,682	17,648,696	17,789,739
Diluted	17,815,401	17,801,134	17,710,123	17,665,924	17,838,072

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$274	$—	$—	$—	$—
Accounts receivable, net	$65,892	$59,731	$67,838	$46,859	$50,798
Inventories, net	$84,662	$69,517	$67,503	$61,325	$73,459
Total assets	$197,155	$179,153	$185,490	$122,014	$134,753
Book overdraft (1)	$—	$2,270	$3,055	$907	$4,933
Total debt (2) (3)	$58,588	$47,967	$54,825	$17,479	$29,808
Stockholders’ equity (3)	$109,080	$97,338	$85,720	$80,813	$76,595

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On June 25, 2010, we completed the purchase of the acquired businesses for a total purchase price of $51.5 million of which $51.2 million was paid in 2010 and was funded from our loan agreement.
(3)	A stock repurchase program was approved in 2007 and expired effective December 31, 2012. During the year ended December 31, 2008, purchases of stock totaling $14,725 were made, part of which was funded by debt. No repurchases under the stock repurchase program were made during the years ended December 31, 2012, 2011, 2010 and 2009.

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

Overview

Since our founding over 37 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 6,100 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality from time to time. We believe that our revenue will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The continuing economic uncertainty and volatility in commodity prices have impacted sales and the level of demand. This has had and will continue to have an impact on our performance, until economic conditions stabilize.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of the receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at December 31, 2012 would have resulted in a change in income before income taxes of less than $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2012 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2012 would have resulted in a change in income before income taxes of $0.7 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names and customer relationships. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. The annual test showed no indication of impairment. If this test had indicated that an impairment had occurred, we would have recognized the loss in operating income. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2012 would have resulted in a change in income before income taxes of $1.4 million for the year ended December 31, 2012.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2012, our goodwill balance was $25.1 million, representing 12.7% of our total assets.

We test goodwill for impairment annually, or more frequently if indications of possible impairment exist, by applying a fair value-based test. Because the acquired businesses were not meeting the internal performance expectations used in the October 2011 annual impairment test, an interim goodwill impairment test was performed as of July 31, 2012. This test was performed using the same methodology as used for the annual test and the result indicated that no impairment had occurred. The annual October 2012 test also showed no indication of impairment. The fair value of the Southern Wire reporting unit exceeded its carrying value by approximately 11% and its goodwill balance was 20.1 million at December 31, 2012. We are still anticipating significant growth in the acquired businesses, but if this growth is not achieved a goodwill impairment may result.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2012, 2011 and 2010.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales	77.9%	77.6%	79.7%
Gross profit	22.1%	22.4%	20.3%

Operating expenses:
Salaries and commissions	7.6%	7.1%	8.2%
Other operating expenses	6.4%	6.2%	6.7%
Depreciation and amortization	0.7%	0.7%	0.6%
Total operating expenses	14.8%	14.0%	15.4%

Operating income	7.4%	8.4%	4.9%
Interest expense	0.3%	0.4%	0.3%
Income before income taxes	7.0%	8.1%	4.6%
Income tax provision	2.7%	3.1%	1.8%

Net income	4.3%	5.0%	2.8%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2012 and 2011

Sales

	Year Ended
	December 31,
(Dollars in millions)	2012	2011	Change
Sales	$393.0	$396.4	$(3.4)	(0.9)%

Our sales in 2012 decreased 0.9% to $393.0 million from $396.4 million in 2011. When adjusted for fluctuation in metals prices, revenues in 2012 were up approximately 3% over 2011 sales. While mega projects which occurred in 2011 did not repeat, our overall project business remained flat in 2012, buoyed by large and medium sizes projects in our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Power Generation, and Mechanical Wire Rope. MRO business ended the year down approximately 3% or roughly flat when adjusted for metals prices.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2012	2011	Change
Gross profit	$87.0	$88.9	$(1.9)	(2.1)%
Gross profit as a percent of sales	22.1%	22.4%	(0.3)%

Gross profit decreased 2.1% to $87.0 million in 2012 from $88.9 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales and the gross profit as a percentage of sales (gross margin) decreasing to 22.1% in 2012 from 22.4% in 2011. This decrease was primarily attributed to a change in product mix, competitive pricing and some large, direct-ship, low margin orders invoiced in the fourth quarter.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2012	2011	Change
Operating expenses:
Salaries and commissions	$30.0	$28.1	$2.0	7.0%
Other operating expenses	25.1	24.5	0.6	2.6%
Depreciation and amortization	2.9	3.0	0.0	(0.4)%
Total operating expenses	$58.1	$55.5	$2.6	4.6%

Operating expenses as a percent of sales	14.8%	14.0%	0.8%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased 7.0% to $30.0 million in 2012 from $28.1 million in 2011. The increase was primarily due to a onetime reversal during 2011 relating to $1.7 million of salary expense recognized prior to January 1, 2011 attributed to the change in the estimated forfeiture rate from 0% to 100% for non-vested options previously awarded to our former chief executive officer and to additional headcount in 2012. This was offset by a decrease in commissions in 2012 due to the lower level of profitability.

Other Operating Expenses. Other operating expenses increased slightly primarily due to costs associated with the higher headcount and an increase in consulting and professional fees during the 2012 period.

Depreciation and Amortization. Depreciation and amortization decreased slightly between the periods.

Operating expenses as a percentage of sales increased to 14.8% in 2012 from 14.0% in 2011. More than half of this increase resulted from the onetime reversal during 2011 relating to $1.7 million of salary expense recognized prior to January 1, 2011 attributed to the change in the estimated forfeiture rate from 0% to 100% for non-vested options previously awarded to our former chief executive officer.

Interest Expense

Interest expense decreased 12.1% to $1.3 million in 2012 from $1.4 million in 2011 due to lower London Interbank Offered Rate (“LIBOR”) interest rates and a higher percentage of the debt in LIBOR borrowings. Average debt was $58.0 million in 2012 compared to $58.5 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Tax Expense

Income tax expense decreased $1.6 million or 13.4% to $10.6 million in 2012 compared to $12.3 million in 2011, as pretax income decreased by 13.4% year over year. The effective income tax rate remained the same for both periods at 38.4%.

Net Income

We achieved net income of $17.0 million in 2012 compared to $19.7 million in 2011, a decrease of 13.4%.

Comparison of Years Ended December 31, 2011 and 2010

Sales

	Year Ended
	December 31,
(Dollars in millions)	2011	2010	Change
Sales	$396.4	$308.5	$87.9	28.5%

Our sales for 2011 increased 28.5% to $396.4 million from $308.5 million in fiscal year 2010.  The primary reasons for this increase were the contribution from the acquired businesses, improved demand for our products due to recovering economic conditions and the increase in the price of copper, a component in our products, which rose approximately 17% during 2011.   We estimate sales in our MRO business increased approximately 8%-10% as a result of improved economic conditions.  Sales within our five internal growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products) and Power Generation increased approximately 30% as project activity in these areas remained strong due to ongoing market penetration and previously booked backlog.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2011	2010	Change
Gross profit	$88.9	$62.6	$26.3	42.0%
Gross profit as a percent of sales	22.4%	20.3%	2.1%

Gross profit increased 42.0% to $88.9 million in 2011 from $62.6 million in 2010. The increase in gross profit was attributed to an increase in our legacy business and the contribution from the acquired businesses. Gross margin increased to 22.4% in 2011 from 20.3% in 2010 due to a better macroeconomic business environment which allowed a higher gross margin on our products and higher margins from the acquired businesses.

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

Salaries and Commissions. Salaries and commissions increased primarily due to the additional personnel from the acquisition and increases in commissions from our legacy business associated with higher organic sales volumes and related profitability. This increase was partially offset by a $1.7 million onetime reversal in 2011 of salary expense recorded prior to January 1, 2011 attributed to the change in the estimated forfeiture rate from 0% to 100% for non-vested options previously awarded to the former chief executive officer, who retired from the Company effective December 31, 2011.

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, petrochemical, aluminum and steel products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate decreasing metal prices negatively impacted sales by approximately 3% in 2012. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, dividend payments and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	the ability to attract long-term capital with satisfactory terms;
•	cash flows generated from operating activities;
•	capital expenditures;
•	payment of dividends; and
•	acquisitions

Comparison of Years Ended December 31, 2012 and 2011

Our net cash used in operating activities was $3.0 million in 2012 compared to cash provided by operations of $14.3 million in 2011. Our net income decreased by $2.6 million or 13.4% to $17.0 million in 2012 from $19.7 million in 2011.

Changes in our operating assets and liabilities accounted for $24.0 million of cash used in operating activities in 2012. Inventories increased $16.0 million to support anticipated sales activity, the geographic expansion of product lines and the addition of new products. The increase in accounts receivable of $6.1 million is due to higher sales in the last two months of 2012 compared to the prior year period. Accrued and other current liabilities decreased $3.7 million due to lower prepayments on cable management orders as these projects shipped in 2012 and lower commissions due to lower profitability.

Net cash used in investing activities was $1.0 million in 2012 compared to $1.2 million in 2011. The decrease was primarily due to the cash paid for acquisition of $0.3 million in 2011.

Net cash provided by financing activities was $4.3 million in 2012 compared to net cash used in financing activities of $13.1 million in 2011. Net borrowings of $10.6 million and the payment of dividends of $6.4 million were the main components of financing activities in 2012.

 Comparison of Years Ended December 31, 2011 and 2010

Our net cash provided by operating activities was $14.3 million in 2011 compared to $19.3 million in 2010. Our net income increased by $11.1 million or 128.3% to $19.7 million in 2011 from $8.6 million in 2010.

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

Indebtedness

Our principal source of liquidity at December 31, 2012 was working capital of $126.4 million compared to $102.6 million at December 31, 2011. We also had available borrowing capacity in the amount of $41.4 million at December 31, 2012 and $35.0 million at December 31, 2011 under our loan agreement.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue to fund our dividend payments, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may decide to issue additional shares of common or preferred stock to raise funds.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2012, we were in compliance with all financial covenants.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2012.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$58,588	$—	$—	$58,588	$—
Operating lease obligations	8,398	2,991	3,399	1,785	223
Non-cancellable purchase obligations (1)	33,043	33,043	—	—	—
Total	$100,029	$36,034	$3,399	$60,373	$223

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2012. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $1.0 million, $1.3 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Share Repurchase Program

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75 million of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be issued upon the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. There were no shares repurchased during 2012 and 2011 under the stock repurchase program. This program expired on December 31, 2012.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2011 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2012, the weighted average interest rate on our $58.6 million of variable interest debt was approximately 1.8%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2012 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.6 million effect on our annual interest expense.

Commodity Risk

We are subject to periodic fluctuations in copper prices, as our products have varying levels of copper content in their construction. In addition, varying steel, aluminum and petrochemical prices also impact certain products we purchase. Profitability is influenced by these fluctuations as prices change between the time we buy and sell our products.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Houston, Texas

March 18, 2013

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share data)

Assets
Current assets:
Cash	$274	$—
Accounts receivable, net	65,892	59,731
Inventories, net	84,662	69,517
Deferred income taxes	2,455	2,268
Income taxes	—	1,693
Prepaids	841	828
Total current assets	154,124	134,037

Property and equipment, net	5,824	6,029
Intangible assets, net	11,967	13,700
Goodwill	25,082	25,082
Other assets	158	305
Total assets	$197,155	$179,153

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$—	$2,270
Trade accounts payable	12,330	10,099
Accrued and other current liabilities	15,379	19,101
Income taxes	5	—
Total current liabilities	27,714	31,470

Debt	58,588	47,967
Other long-term obligations	103	128
Deferred income taxes	1,670	2,250
Total liabilities	88,075	81,815

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,899,499 and 17,811,806 shares outstanding at December 31, 2012 and 2011, respectively	21	21
Additional paid-in capital	55,291	55,760
Retained earnings	104,252	93,588
Treasury stock	(50,484)	(52,031)
Total stockholders’ equity	109,080	97,338

Total liabilities and stockholders’ equity	$197,155	$179,153

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

 Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)

Sales	$393,036	$396,410	$308,522
Cost of sales	306,017	307,515	245,932
Gross profit	87,019	88,895	62,590

Operating expenses:
Salaries and commissions	30,013	28,053	25,281
Other operating expenses	25,139	24,513	20,565
Depreciation and amortization	2,941	2,952	1,738
Total operating expenses	58,093	55,518	47,584

Operating income	28,926	33,377	15,006
Interest expense	1,252	1,424	844
Income before income taxes	27,674	31,953	14,162
Income tax provision	10,635	12,276	5,543
Net income	$17,039	$19,677	$8,619

Earnings per share:
Basic	$0.96	$1.11	$0.49
Diluted	$0.96	$1.11	$0.49

Weighted average common shares outstanding:
Basic	17,723,277	17,679,524	17,657,682
Diluted	17,815,401	17,801,134	17,710,123

Dividends declared per share	$0.36	$0.355	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

 Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2009	20,988,952	21	56,609	77,571	(3,256,215)	(53,388)	80,813
Net income	—	—	—	8,619	—	—	8,619
Exercise of stock options	—	—	(134)	—	10,750	176	42
Excess tax benefit for stock options	—	—	7	—	—	—	7
Amortization of unearned stock compensation	—	—	2,260	—	—	—	2,260
Impact of forfeited vested options	—	—	(18)	—	—	—	(18)
Impact of forfeited restricted stock awards	—	—	238	—	(14,500)	(238)	—
Issuance of restricted stock awards	—	—	(320)	—	19,500	320	—
Dividends paid	—	—	—	(6,003)	—	—	(6,003)

Balance at December 31, 2010	20,988,952	21	58,642	80,187	(3,240,465)	(53,130)	85,720
Net income	—	—	—	19,677	—	—	19,677
Exercise of stock options	—	—	(383)	—	26,899	497	114
Excess tax benefit for stock options	—	—	37	—	—	—	37
Excess tax deficiency for stock options	—	—	(48)	—	—	—	(48)
Amortization of unearned stock compensation	—	—	(707)	—	—	—	(707)
Impact of forfeited vested options	—	—	(1,153)	—	—	—	(1,153)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(710)	—	43,251	710	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(1,831)	(26)	(26)
Dividends paid	—	—	—	(6,276)	—	—	(6,276)

Balance at December 31, 2011	20,988,952	21	55,760	93,588	(3,177,146)	(52,031)	97,338
Net income	—	—	—	17,039	—	—	17,039
Exercise of stock options, net	—	—	(395)	—	27,977	532	137
Excess tax benefit for stock options	—	—	35	—	—	—	35
Excess tax deficiency for stock options	—	—	(13)	—	—	—	(13)
Amortization of unearned stock compensation	—	—	1,040	—	—	—	1,040
Impact of forfeited vested options	—	—	(6)	—	—	—	(6)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(1,212)	—	74,203	1,212	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(9,487)	(115)	(115)
Dividends paid	—	—	—	(6,375)	—	—	(6,375)
Balance at December 31, 2012	20,988,952	$21	$55,291	$104,252	(3,089,453)	$(50,484)	$109,080

The accompanying notes are an integral part of these consolidated financial statements.

 Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$17,039	$19,677	$8,619

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,941	2,952	1,738
Amortization of capitalized loan costs	18	14	46
Amortization of unearned stock compensation	1,040	(707)	2,260
Provision for doubtful accounts	(19)	(9)	93
Provision for returns and allowances	(61)	66	(118)
Provision for inventory obsolescence	815	826	734
(Gain) loss on disposals of property and equipment	(7)	(2)	26
Deferred income taxes	(773)	283	(1,603)
Changes in operating assets and liabilities:
Accounts receivable	(6,081)	8,050	(9,785)
Inventories	(15,960)	(2,840)	1,059
Prepaids	(13)	(65)	2,954
Other assets	129	(126)	354
Book overdraft	(2,270)	(785)	1,668
Trade accounts payable	2,231	(9,888)	5,010
Accrued and other current liabilities	(3,722)	(337)	5,466
Long term liabilities	(25)	(13)	(3)
Income taxes	1,685	(2,777)	755
Net cash (used in) provided by operating activities	(3,033)	14,319	19,273

Investing activities
Expenditures for property and equipment	(1,005)	(1,319)	(459)
Proceeds from disposals of property and equipment	9	452	956
Cash paid for acquisition	—	(343)	(51,162)
Net cash used in investing activities	(996)	(1,210)	(50,665)

Financing activities
Borrowings on revolver	402,231	405,741	352,276
Payments on revolver	(391,610)	(412,599)	(314,930)
Deferred loan cost	—	(100)	—
Proceeds from exercise of stock options	137	114	42
Payment of dividends	(6,375)	(6,276)	(6,003)
Excess tax benefit for options	35	37	7
Purchase of treasury stock	(115)	(26)	—
Net cash provided by (used in) financing activities	4,303	(13,109)	31,392

Net change in cash	274	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$274	$—	$—
Supplemental disclosures
Cash paid during the year for interest	$1,231	$1,445	$743

Cash paid during the year for income taxes	$9,762	$14,732	$6,191

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

  (dollars in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through nineteen locations in twelve states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC (“GP”) and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired businesses”, or “the acquisition”). On January 1, 2011, the acquired businesses were merged into HWC Wire & Cable Company. The Company has no other business activity.

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

The following reconciles the denominator used in the calculation of earnings per share:

	Year Ended December 31,
	2012	2011	2010
Denominator:
Weighted average common shares for basic earnings per share	17,723,277	17,679,524	17,657,682
Effect of dilutive securities	92,124	121,610	52,441
Denominator for diluted earnings per share	17,815,401	17,801,134	17,710,123

 Options to purchase 525,846, 811,939 and 882,455 shares of common stock were not included in the diluted net income per share calculation for 2012, 2011 and 2010, respectively, as their inclusion would have been anti-dilutive. The 2011 and 2010 amounts include 490,385 options and 532,500 options, respectively, held by the former CEO who retired effective December 31, 2011.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $213 and $211, and a reserve for returns and allowances of $491 and $552 at December 31, 2012 and 2011, respectively. Consistent with industry practices, the Company normally requires payment from most customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2012	2011	2010
Balance at beginning of year	$211	$358	$282
Acquisition	—	—	173
Bad debt expense	(19)	(9)	93
Write-offs, net of recoveries	21	(138)	(190)
Balance at end of year	$213	$211	$358

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $3,746 and $2,975 at December 31, 2012 and 2011, respectively.

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

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter. Total depreciation expense was approximately $1,208, $1,095, and $805 for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill represents the excess of the amount the Company paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Goodwill is not amortized but is reviewed annually for impairment, or more frequently if indications of possible impairment exist, by applying a fair-value based test. Because the acquired businesses were not meeting the internal performance expectations used in the October 2011 annual impairment test, an interim goodwill impairment test was performed as of July 31, 2012. This test was performed using the same methodology as used for the annual test and the result indicated that no impairment had occurred. The annual test in October 2012 also indicated that no impairment had occurred. The fair value of the Southern Wire reporting unit exceeded its carrying value by approximately 11% and its goodwill balance was $20.1 million at December 31, 2012. The Company is still anticipating significant growth in the acquired businesses, but if this growth is not achieved a goodwill impairment may result.

Other Assets

Other assets include deferred financing costs on the current loan agreement of $100. The deferred financing costs are amortized on a straight-line basis over the contractual life of the related loan agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2012 and 2011 was approximately $32 and $14, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the loan agreement are $18 for each of the years 2013 through 2015 and $14 in 2016.

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

Segment Reporting

The Company operates in a single operating and reporting segment, sales of wire and cable, hardware and related services to the U.S. market.

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

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2012, 2011 or 2010. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $314, $212, and $163 for the years ended December 31, 2012, 2011, and 2010, respectively.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Stock-Based Compensation

Stock options issued under the Company’s stock plan have an exercise price equal to the fair value of the Company’s stock on the grant date. Restricted stock awards and units are valued at the closing price of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of income.

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

2.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2012	2011
Land	$1,187	$1,187
Buildings	3,466	3,411
Machinery and equipment	9,646	8,810
	14,299	13,408
Less accumulated depreciation	8,475	7,379
Total	$5,824	$6,029

Intangibles assets

Intangibles assets consist of:

	At December 31,
	2012	2011
Trade names	$4,610	$4,610
Customer relationships	11,630	11,630
Non-compete agreements	250	250
	16,490	16,490
Less accumulated amortization
Trade names	—	—
Customer relationships	4,273	2,540
Non-compete agreements	250	250
	4,523	2,790
Total	$11,967	$13,700

Intangible assets include customer relationships which are being amortized over 6 or 7 year useful lives and non-compete agreements which were amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized; however, they are tested annually for impairment. As of December 31, 2012, accumulated amortization on the acquired intangible assets was $4,523, and amortization expense was $1,733 and $1,857 for the years ended December 31, 2012 and 2011 and $933 from the date of the acquisition through December 31, 2010, respectively. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2013	$1,733
2014	1,733
2015	1,733
2016	1,512
2017	646

Goodwill

Changes in goodwill were as follows:

	At December 31,
	2012	2011
Balance at beginning of year	$25,082	$25,082
Current year acquisitions	—	—
Balance at end of year	$25,082	$25,082

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:

	At December 31,
	2012	2011
Customer advances	$429	$2,539
Customer rebates	4,383	5,112
Payroll, commissions, and bonuses	2,553	3,760
Accrued inventory purchases	5,107	4,324
Other	2,907	3,366
Total	$15,379	$19,101

3.	Debt

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At December 31, 2012, the Company was in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings at December 31, 2012 and 2011 were $58,588 and $47,967, respectively. The weighted average interest rates on outstanding borrowings were 1.8% and 2.3% at December 31, 2012 and 2011, respectively.

During 2012, the Company had an average available borrowing capacity of approximately $39,295. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2012, the Company had available borrowing capacity of $41,380 under the terms of the 2011 Loan Agreement. During the years ended December 31, 2012, 2011 and 2010, the Company paid $101, $71, and $108, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2013	$—
2014	—
2015	—
2016	58,588
2017	—
Total	$58,588

4.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$10,129	$10,612	$6,392
State	1,279	1,381	754
Total current	11,408	11,993	7,146

Deferred:
Federal	(703)	258	(1,457)
State	(70)	25	(146)
Total deferred	(773)	283	(1,603)

Total	$10,635	$12,276	$5,543

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	2.8	2.8
Non-deductible items	0.6	0.6	0.6
Other	—	—	0.7
Total effective tax rate	38.4%	38.4%	39.1%

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Uniform capitalization adjustment	$796	$875
Inventory reserve	1,442	1,146
Allowance for doubtful accounts	82	81
Stock compensation expense	1,928	1,685
Property and equipment	43	—
Other	29	31
Total deferred tax assets	4,320	3,818

Deferred tax liabilities
Property and equipment	—	14
Goodwill	834	613
Intangibles	2,701	3,173
Total deferred tax liabilities	3,535	3,800
Net deferred tax assets	$785	$18

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2012, 2011 and 2010, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

5.	Stockholders’ Equity

In 2007, the Board of Directors approved a stock repurchase program, where the Company is authorized to purchase up to $75,000 of its outstanding shares of common stock, depending on market conditions, trading activity, business conditions and other factors. The program was scheduled to expire on December 31, 2009 but was initially extended through December 31, 2011 and on November 4, 2011 was further extended through December 31, 2012. Shares of stock purchased under the program are currently being held as treasury stock and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions, or for other uses as authorized by the Board of Directors. During the years ended December 31, 2012 and 2011, the Company did not repurchase any of its stock under the stock repurchase program. As of December 31, 2012, the Company had made total repurchases under the stock repurchase program of 3,391,854 shares for a total cost of $55,615. This program expired on December 31, 2012.

Under the terms of the 2006 Stock Plan, the Company repurchased 35,214 shares that were surrendered by the holders to fund the exercise of the related awards and to pay withholding taxes in 2012. These repurchases were not made under the stock repurchase program.

The Company has paid a quarterly cash dividend since August 2007, resulting in aggregate dividends in 2012, 2011 and 2010 of $6,375, $6,276 and $6,003, respectively.

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

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company has adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation are matched 100% by the Company and the next 2% are matched 50% by the Company.  The Company’s match for the years ended December 31, 2012, 2011 and 2010 was $735, $727, and $599, respectively.

7.	Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of stock options and restricted stock awards and units. The 2006 Plan provides for incentives to be granted at the fair market value of the Company’s common stock at the date of grant and may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

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

On December 20, 2011, the Company granted options to purchase 64,330 shares and 8,580 shares of its common stock to the Company’s President (as part of his overall compensation plan commensurate upon assuming the Chief Executive Officer role effective January 1, 2012) with the exercise price equal to the fair market value of the Company’s stock at the close of trading on December 20, 2011. The first option grant has a contractual life of ten years and vests 50% on December 31, 2016 and the remaining 50% on December 31, 2017. The second grant also has a contractual life of ten years and vests in five equal annual installments on the first five anniversaries of the date of the grant. Both grants provide that in the event of the Chief Executive Officer’s death or permanent disability, such options would vest ratably based on the days served from the date of grant.

On December 20, 2011, the Company granted options to purchase 97,500 shares of its common stock to its managers with the exercise price equal to the fair market value of the Company’s stock at the close of business on December 20, 2011. This grant has a contractual life of ten years and vests in five equal annual installments on the first five anniversaries of the date of the grant.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For options issued, the following weighted average assumptions were used:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.89%	1.01%	1.86%
Expected dividend yield	3.01%	2.55%	2.80%
Weighted average expected life	5.5 years	5.5 years	4.5 years
Expected volatility	64%	65%	64%

  Vesting dates range from May 8, 2013 to December 31, 2017, and expiration dates range from January 1, 2014 to May 8, 2022. The following summarizes stock option activity and related information:

	2012
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	837	$14.25	$1,430
Granted	10	11.98
Exercised	(54)	9.02
Forfeited	(11)	12.77
Expired	(4)	0.53
Outstanding—End of year	778	$14.67	$656	6.17
Exercisable—End of year	547	$15.38	$558	5.22
Weighted average fair value of options granted during 2012	$5.29
Weighted average fair value of options granted during 2011	$6.55
Weighted average fair value of options granted during 2010	$5.04

During the years ended December 31, 2012, 2011 and 2010, tax benefits of $35, $37 and $7, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $258, $277 and $77, respectively.

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $404, $3,890 and $703, respectively. The December 31, 2011 amount includes vested options of the retired former chief executive officer in the amount of $2,993. These options expired upon his departure.

Restricted Stock Awards and Restricted Stock Units

On December 17, 2012, the Company granted 56,250 voting shares of restricted stock under the 2006 Plan to management. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

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

On December 20, 2011, the Company granted a restricted stock award to the Company’s President (as part of his overall compensation plan commensurate upon assuming the Chief Executive Officer role effective January 1, 2012) in the amount of 26,576 shares. The grant vests in two equal amounts on December 31, 2016 and December 31, 2017.

The Company also granted performance based restricted stock awards to the Company’s President on December 20, 2011 and December 17, 2012 in the amount of 14,175 shares and 17,953 shares respectively. These awards are based on the Company achieving at least 85% of a cumulative operating income target for the three year period commencing January 1, 2012 and ending December 31, 2014 for the 2011 grant and the three year period commencing January 1, 2013 and ending December 31, 2015 for the 2012 grant. Each award will vest at the 100% level if the Company achieves 100% or more of the cumulative operating income target and on a sliding scale down to 0% vesting if the Company achieves less than 85% of the cumulative operating income target. Vesting is dependent upon the recipient being employed and any dividends declared will be accrued and paid to the recipient when the related shares vest.

Following the Annual Meeting of Stockholders on May 3, 2011, the Company awarded restricted stock units with a grant date award value of $50 to each non-employee director who was re-elected, for an aggregate of 18,204 restricted stock units. Each award of restricted stock units vests at the date of the 2012 Annual Meeting of Stockholders. Upon vesting, the non-employee directors are entitled to receive an equal number of shares of the Company's common stock, together with dividend equivalents from the date of grant, at such time as the director’s service on the Board of Directors terminates for any reason.

On March 11, 2011, the Company granted 2,500 voting shares of restricted stock under the 2006 Plan to a recently promoted member of the management team. These shares vest in five equal annual installments on the first five anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

Restricted common shares, under fixed plan accounting, are measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years.

The following summarizes restricted stock activity for the year ended December 31, 2012:

	2012
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	122	$12.82	18	$16.48
Granted	74	11.14	25	11.98
Vested	(25)	12.18	(18)	16.48
Cancelled/Forfeited	(5)	12.21	—	—
Non-vested —End of year	166	$12.19	25	$11.98

Total stock-based compensation cost/(benefit) was $1,040, $(707) and $2,260 for the years ended December 31, 2012, 2011 and 2010, respectively. Total income tax benefit/(expense) recognized for stock-based compensation arrangements was $400, $(274) and $885 for the years ended December 31, 2012, 2011 and 2010, respectively. The credit for share-based compensation for the year ended December 31, 2011 is due to the reversal of $1.7 million of compensation expense which was recorded prior to January 1, 2011. This reversal resulted from a change in the estimated forfeiture rate from 0% to 100% of non-vested options previously awarded to the former chief executive officer, who retired from the Company effective December 31, 2011.

As of December 31, 2012, there was $2,551 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 45 months. There were 467,388 shares available for future grants under the 2006 Plan at December 31, 2012.

8.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,671 in 2012, $2,809 in 2011 and $2,602 in 2010.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2012:

2013	$2,991
2014	2,176
2015	1,223
2016	967
2017	818
Thereafter	223
Total minimum lease payments	$8,398

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $33,043 at December 31, 2012.

As part of a recent acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $103 at December 31, 2012 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

9.	Subsequent Events

On February 11, 2013, the Board of Directors approved a quarterly dividend of $0.09 per share payable to shareholders of record on February 21, 2013. This dividend totaling $1,596 was paid on February 28, 2013.

10.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2012. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$104,379	$96,113	$98,082	$94,462
Gross profit	$22,017	$21,612	$22,252	$21,138
Operating income	$7,438	$7,156	$7,530	$6,802
Net income	$4,370	$4,232	$4,421	$4,016
Earnings per share:
Basic	$0.25	$0.24	$0.25	$0.23
Diluted	$0.25	$0.24	$0.25	$0.23

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$87,481	$105,782	$103,420	$99,727
Gross profit	$19,917	$23,006	$23,720	$22,252
Operating income	$5,306	$8,386	$11,527	$8,158
Net income	$3,052	$4,965	$6,842	$4,818
Earnings per share:
Basic	$0.17	$0.28	$0.39	$0.27
Diluted	$0.17	$0.28	$0.38	$0.27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 41 and 42 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

  MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2012 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 47.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in the COSO Framework .

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Houston Wire & Cable Company and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Houston, Texas

March 18, 2013

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Practices” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Are a Majority of the Directors Independent?” and “Certain Relationships and Related Transactions” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2013.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2012 and 2011
•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 18, 2013	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 18, 2013
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 18, 2013
Nicol G. Graham

/s/ MICHAEL T. CAMPBELL	Director	March 18, 2013
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 18, 2013
Ian Stewart Farwell

/s/ PETER M. GOTSCH	Director	March 18, 2013
Peter M. Gotsch

/s/ WILSON B. SEXTON	Director	March 18, 2013
Wilson B. Sexton

/s/ WILLIAM H. SHEFFIELD	Director	March 18, 2013
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 18, 2013
Scott L. Thompson

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

10.1	Houston Wire & Cable Company 2000 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.2	Houston Wire & Cable Company 2006 Stock Plan, as amended (incorporated herein by reference to (i) Exhibit 10.3 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703) and (ii) Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.3	Executive Employment Agreement dated as of January 1, 2012 between James L. Pokluda, III and Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.4	Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.23 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5	Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6	Form of Employee Stock Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.7	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.8	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.8 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.9	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Third Amended and Restated Loan and Security Agreement, dated as of September 30, 2011, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011)

10.11	Second Amended and Restated Guaranty dated as of September 30, 2011, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1*	Consent of Ernst & Young, LLP

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

