Form 10-Q
period 2013-03-31
Houston Wire & Cable CO
filed 2013-05-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At May 1, 2013 there were 17,910,794 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2013

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$—	$274
Accounts receivable, net	59,218	65,892
Inventories, net	81,767	84,662
Deferred income taxes	2,631	2,455
Prepaids	1,125	841
Total current assets	144,741	154,124

Property and equipment, net	5,787	5,824
Intangible assets, net	11,533	11,967
Goodwill	25,082	25,082
Other assets	143	158
Total assets	$187,286	$197,155

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$3,855	$—
Trade accounts payable	10,481	12,330
Accrued and other current liabilities	9,126	15,379
Income taxes	2,481	5
Total current liabilities	25,943	27,714

Debt	48,010	58,588
Other long term obligations	103	103
Deferred income taxes	1,534	1,670
Total liabilities	75,590	88,075

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,910,794 and 17,899,499 outstanding at March 31, 2013 and December 31, 2012, respectively	21	21
Additional paid-in-capital	55,475	55,291
Retained earnings	106,499	104,252
Treasury stock	(50,299)	(50,484)
Total stockholders' equity	111,696	109,080
Total liabilities and stockholders' equity	$187,286	$197,155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012

Sales	$94,304	$94,462
Cost of sales	72,925	73,324
Gross profit	21,379	21,138

Operating expenses:
Salaries and commissions	7,967	7,229
Other operating expenses	6,281	6,374
Depreciation and amortization	745	733
Total operating expenses	14,993	14,336

Operating income	6,386	6,802
Interest expense	273	266
Income before income taxes	6,113	6,536
Income taxes	2,251	2,520
Net income	$3,862	$4,016

Earnings per share:
Basic	$0.22	$0.23
Diluted	$0.22	$0.23
Weighted average common shares outstanding:
Basic	17,752,682	17,698,600
Diluted	17,845,442	17,814,902

Dividend declared per share	$0.09	$0.09

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

Operating activities
Net income	$3,862	$4,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	745	733
Amortization of capitalized loan costs	5	5
Amortization of unearned stock compensation	245	268
Provision for doubtful accounts	(59)	9
Provision for returns and allowances	25	(96)
Provision for inventory obsolescence	210	158
Deferred income taxes	(312)	(108)
Changes in operating assets and liabilities:
Accounts receivable	6,708	(5,146)
Inventories	2,685	(12,291)
Prepaids	(284)	(201)
Other assets	10	(2)
Book overdraft	3,855	3,316
Trade accounts payable	(1,849)	4,708
Accrued and other current liabilities	(6,272)	(2,941)
Income taxes payable	2,475	2,564
Other long term obligations	—	(3)
Net cash provided by (used in) operating activities	12,049	(5,011)

Investing activities
Expenditures for property and equipment	(274)	(101)
Net cash used in investing activities	(274)	(101)

Financing activities
Borrowings on revolver	94,696	94,060
Payments on revolver	(105,274)	(87,466)
Proceeds from exercise of stock options	122	137
Excess tax benefit for stock options	5	28
Payment of dividends	(1,596)	(1,593)
Purchase of treasury stock	(2)	(54)
Net cash (used in) provided by financing activities	(12,049)	5,112

Net change in cash	(274)	—
Cash at beginning of period	274	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC.

2.    Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the diluted effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of dilutive earnings per share:

	Three Months Ended
	March 31,
	2013	2012
Denominator:
Weighted average common shares for basic earnings per share	17,752,682	17,698,600
Effect of dilutive securities	92,760	116,302
Weighted average common shares for diluted earnings per share	17,845,442	17,814,902

The weighted average common shares for diluted earnings per share exclude stock options to purchase 596,410 and 300,000 shares for the three months ended March 31, 2013 and 2012, respectively. These options have been excluded from the calculation of diluted securities, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.   Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (“2011 Loan Agreement”), with certain lenders and Bank of America, N.A., as agent, and the Company, as guarantor, executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2011 Loan Agreement provides for a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) rate option and expires on September 30, 2016. The 2011 Loan Agreement is secured by a lien on substantially all the property of the Company, other than real estate. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At March 31, 2013, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

4.   Stockholders’ Equity

During the first quarter of 2013, the Board of Directors approved a quarterly dividend of $0.09 per share payable to stockholders. Dividends paid were $1,596 and $1,593 during the three months ended March 31, 2013 and 2012, respectively.

5.   Stock Based Compensation

There were no stock options, restricted stock awards or restricted stock units granted during the first quarter of 2013 or 2012.

Total stock-based compensation cost was $245 and $268 for the three months ended March 31, 2013 and 2012, respectively and is included in salaries and commissions. Total income tax benefit recognized for stock-based compensation arrangements was $90 and $103 for the three months ended March 31, 2013 and 2012, respectively.

6.   Commitments and Contingencies

As part of the 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $103 at March 31, 2013 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

7. Subsequent Events

On May 7, 2013, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.11 per share, payable on May 30, 2013, to stockholders of record at the close of business on May 17, 2013.

Following the Annual Meeting of Stockholders on May 7, 2013, the Company awarded restricted stock units with a value of $50 to each non-employee director who was re-elected, for an aggregate of 21,006 restricted stock units. Each award of restricted stock units vests at the date of the 2014 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2012.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2013, which includes the potential goodwill impairment of the Southern Wire reporting unit, should it not achieve the anticipated significant growth in its business.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2013	2012

Sales	100.0%	100.0%
Cost of sales	77.3%	77.6%
Gross profit	22.7%	22.4%

Operating expenses:
Salaries and commissions	8.4%	7.7%
Other operating expenses	6.7%	6.7%
Depreciation and amortization	0.8%	0.8%
Total operating expenses:	15.9%	15.2%

Operating income	6.8%	7.2%
Interest expense	0.3%	0.3%

Income before income taxes	6.5%	6.9%
Income taxes	2.4%	2.7%

Net income	4.1%	4.3%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2013 and 2012

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012	Change
Sales	$94.3	$94.5	$(0.2)	(0.2)%

Our sales for the first quarter were flat from the prior year period. When adjusted for metal prices, which fell over the quarter, sales were up approximately 2% when compared to 2012. Project business generated from our growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Utility Power Generation, and Mechanical were down approximately 4% from the same period in 2012. Regional market weakness and typical first quarter seasonality, continued to delay the start of new projects. We estimate sales in our core Maintenance, Repair and Operations (“MRO”) sector were up approximately 3% reflecting the continued post recession recovery in operations investment.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012	Change
Gross profit	$21.4	$21.1	$0.2	1.1%
Gross profit as a percent of sales	22.7%	22.4%	0.3%

Gross profit increased 1.1% to $21.4 million in 2013 from $21.1 million in 2012. The increase in gross profit was primarily attributed to the increase in gross margin (gross profit as a percentage of sales) which increased to 22.7% in 2013 from 22.4% in 2012. This increase is primarily due to our emphasis to increase the gross margin on certain product groups, and sales from higher margin products.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$8.0	$7.2	$0.7	10.2%
Other operating expenses	6.3	6.4	(0.1)	(1.5)%
Depreciation and amortization	0.7	0.7	0.0	1.6%
Total operating expenses	$15.0	$14.3	$0.7	4.6%

Operating expenses as a percent of sales	15.9%	15.2%	0.7%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased 10.2% due to additional headcount primarily in sales and marketing.

Other operating expenses decreased slightly to $6.3 million in 2013 from $6.4 million in 2012.

Depreciation and amortization remained consistent at $0.7 million.

Operating expenses as a percentage of sales increased to 15.9% in 2013 from 15.2% in 2012 due to the increase in salaries and commissions.

Interest Expense

Interest expense increased 2.6% due to higher average debt levels. Average debt was $53.3 million in 2013 compared to $47.6 million in 2012. The average effective interest rate decreased to 1.9% in 2013 from 2.1% in 2012 due to a higher percentage of the borrowings at the London Interbank Offered Rate, which is lower than the base interest rate of the loan.

Income Taxes

Income tax expense decreased $0.3 million or 10.7% to $2.3 million in 2013 compared to $2.5 million in 2012. The effective income tax rate decreased to 36.8% in 2013 from 38.6% in 2012 due to a $0.2 million adjustment for an over accrual of state income taxes from a prior period.

Net Income

We achieved net income of $3.9 million in 2013 compared to $4.0 million in 2012, a decrease of 3.8%.

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

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	cash flows generated from operating activities;

•	capital expenditures;
•	payment of dividends;
•	acquisitions; and
•	the ability to attract long-term capital with satisfactory terms

Comparison of the Three Months Ended March 31, 2013 and 2012

Our net cash provided by operating activities was $12.0 million in 2013 compared to net cash used in operating activities of $5.0 million in 2012. Our net income decreased by $0.2 million or 3.8% to $3.9 million in 2013 from $4.0 million in 2012.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $7.3 million in 2013. The decrease in accounts receivable of $6.7 million is primarily related to lower accrued purchase discounts from our vendors and lower trade receivables. Book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, increased $3.9 million. Inventories decreased $2.7 million as the Company continued to fine tune its inventory profiles. Partially offsetting these sources of cash was the reduction of accrued and other current liabilities of $6.3 million relating to lower volume rebates to our customers, accrued wire purchases, property taxes and payroll related accruals.

Net cash used in investing activities was $0.3 million in 2013 compared to $0.1 million in 2012. The increase was primarily attributable to the purchase of machinery and equipment used in operations.

Net cash used in financing activities was $12.0 million in 2013 compared to cash provided by financing activities of $5.1 million in 2012. Net payments on the revolver of $10.6 million and the payment of dividends of $1.6 million were the main components of financing activities in 2013.

Indebtedness

Our principal source of liquidity at March 31, 2013 was working capital of $118.8 million compared to $126.4 million at December 31, 2012. We also had additional available borrowing capacity of approximately $51.4 million at March 31, 2013 and $41.4 million at December 31, 2012 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of March 31, 2013, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2013:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$48,010	$—	$—	$48,010	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of March 31, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of treasury stock which occurred in connection with the vesting of restricted stock for the three months ended March 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
January 1 – 31, 2013	—	$—	—	$0
February 1 – 28, 2013	—	—	—	0
March 1 – 31, 2013 (2)	164	12.00	—	0
Total	164	$12.00	—

(1)	The board authorized a stock repurchase program of $30 million in August 2007. The program expired December 31, 2012.
(2)	These shares were surrendered in connection with the vested restricted stock awards to pay the withholding taxes in accordance with the terms of our 2006 Stock Plan.

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

Date: May 9, 2013	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

