Form 10-Q
period 2013-06-30
Houston Wire & Cable CO
filed 2013-08-06
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

At August 1, 2013 there were 17,939,026 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2013

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$—	$274
Accounts receivable, net	64,517	65,892
Inventories, net	83,832	84,662
Deferred income taxes	2,432	2,455
Income taxes	649	—
Prepaids	1,283	841
Total current assets	152,713	154,124

Property and equipment, net	5,788	5,824
Intangible assets, net	11,100	11,967
Goodwill	25,082	25,082
Other assets	140	158
Total assets	$194,823	$197,155

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$6,529	$—
Trade accounts payable	12,155	12,330
Accrued and other current liabilities	13,631	15,379
Income taxes	—	5
Total current liabilities	32,315	27,714

Debt	46,649	58,588
Other long term obligations	103	103
Deferred income taxes	1,497	1,670
Total liabilities	80,564	88,075

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,939,026 and 17,899,499 outstanding at June 30, 2013 and December 31, 2012, respectively	21	21
Additional paid-in-capital	55,495	55,291
Retained earnings	108,580	104,252
Treasury stock	(49,837)	(50,484)
Total stockholders' equity	114,259	109,080
Total liabilities and stockholders' equity	$194,823	$197,155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$99,332	$98,082	$193,636	$192,544
Cost of sales	77,607	75,830	150,532	149,154
Gross profit	21,725	22,252	43,104	43,390

Operating expenses:
Salaries and commissions	7,785	7,695	15,752	14,924
Other operating expenses	6,315	6,288	12,596	12,662
Depreciation and amortization	758	739	1,503	1,472
Total operating expenses	14,858	14,722	29,851	29,058

Operating income	6,867	7,530	13,253	14,332
Interest expense	252	329	525	595
Income before income taxes	6,615	7,201	12,728	13,737
Income taxes	2,562	2,780	4,813	5,300
Net income	$4,053	$4,421	$7,915	$8,437

Earnings per share:
Basic	$0.23	$0.25	$0.45	$0.48
Diluted	$0.23	$0.25	$0.44	$0.47
Weighted average common shares outstanding:
Basic	17,800,056	17,725,549	17,776,500	17,712,075
Diluted	17,898,911	17,805,979	17,872,307	17,810,441

Dividend declared per share	$0.11	$0.09	$0.20	$0.18

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012

Operating activities
Net income	$7,915	$8,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,503	1,472
Amortization of capitalized loan costs	9	9
Amortization of unearned stock compensation	433	537
Provision for doubtful accounts	(59)	15
Provision for returns and allowances	35	(55)
Provision for inventory obsolescence	226	350
Deferred income taxes	(183)	(218)
Changes in operating assets and liabilities:
Accounts receivable	1,399	(2,927)
Inventories	604	(12,743)
Prepaids	(442)	(359)
Other assets	9	(10)
Book overdraft	6,529	386
Trade accounts payable	(175)	2,404
Accrued and other current liabilities	(1,783)	(7,779)
Income taxes	(661)	1,527
Other long term obligations	—	(13)
Net cash provided by (used in) operating activities	15,359	(8,967)

Investing activities
Expenditures for property and equipment	(600)	(459)
Net cash used in investing activities	(600)	(459)

Financing activities
Borrowings on revolver	192,540	200,578
Payments on revolver	(204,479)	(188,082)
Proceeds from exercise of stock options	422	137
Excess tax benefit for stock options	42	34
Payment of dividends	(3,552)	(3,187)
Purchase of treasury stock	(6)	(54)
Net cash (used in) provided by financing activities	(15,033)	9,426

Net change in cash	(274)	—
Cash at beginning of period	274	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

2. Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Denominator:
Weighted average common shares for basic earnings per share	17,800,056	17,725,549	17,776,500	17,712,075
Effect of dilutive securities	98,855	80,430	95,807	98,366
Weighted average common shares for diluted earnings per share	17,898,911	17,805,979	17,872,307	17,810,441

The weighted average common shares for diluted earnings per share exclude stock options to purchase 497,045 and 598,564 shares for the three months ended June 30, 2013 and 2012, respectively, and 549,525 and 449,282 shares for the six months ended June 30, 2013 and 2012, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3. Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (“2011 Loan Agreement”), with certain lenders and Bank of America, N.A., as agent, and the Company, as guarantor, executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2011 Loan Agreement provides for a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) option and expires on September 30, 2016. The 2011 Loan Agreement is secured by a lien on substantially all the property of the Company, other than real estate. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At June 30, 2013, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

4.  Stockholders’ Equity

During the first and second quarter of 2013, the Board of Directors approved quarterly dividends of $0.09 per share and $0.11 per share, respectively, payable to stockholders. Dividends paid were $3,552 and $3,187 during the six months ended June 30, 2013 and 2012, respectively.

5. Stock Based Compensation

Stock Option Awards

There were no stock options granted during the second quarter 2013.

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

Total stock-based compensation cost was $188 and $269 for the three months ended June 30, 2013 and 2012, respectively and $433 and $537 for the six months ended June 30, 2013 and 2012, respectively, and is included in salaries and commissions. Total income tax benefit recognized for stock-based compensation arrangements was $73 and $103 for the three months ended June 30, 2013 and 2012, respectively, and $164 and $207 for the six months ended June 30, 2013 and 2012, respectively.

6. Commitments and Contingencies

As part of an acquisition made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $103 at June 30, 2013 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

 7. Subsequent Events

On August 2, 2013, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.11 per share, payable on August 30, 2013, to stockholders of record at the close of business on August 12, 2013.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2013, including no changes to the potential goodwill impairment of the Southern Wire reporting unit, should it not achieve its anticipated targets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.1%	77.3%	77.7%	77.5%
Gross profit	21.9%	22.7%	22.3%	22.5%

Operating expenses:
Salaries and commissions	7.8%	7.8%	8.1%	7.8%
Other operating expenses	6.4%	6.4%	6.5%	6.6%
Depreciation and amortization	0.8%	0.8%	0.8%	0.8%
Total operating expenses:	15.0%	15.0%	15.4%	15.1%

Operating income	6.9%	7.7%	6.8%	7.4%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income before income taxes	6.7%	7.3%	6.6%	7.1%
Income taxes	2.6%	2.8%	2.5%	2.8%

Net income	4.1%	4.5%	4.1%	4.4%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended June 30, 2013 and 2012

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Sales	$99.3	$98.1	$1.3	1.3%

Sales in the second quarter of 2013 increased 1.3% to $99.3 million from $98.1 million in the second quarter of 2012. We estimate that, when adjusted for metals deflation, sales were up over 4%. Project business generated from our six long term internal growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Utility Power Generation, and Mechanical decreased approximately 5% over the second quarter of 2012 as these markets continued to delay the start of larger investment projects. We estimate sales in our core Maintenance, Repair and Operations (“MRO”) sector increased approximately 5%. MRO recovery continued to vary widely by region across the US.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Gross profit	$21.7	$22.3	$(0.5)	(2.4)%
Gross profit as a percent of sales	21.9%	22.7%	(0.8)%

Gross profit decreased 2.4% to $21.7 million in 2013 from $22.3 million in 2012. The decrease in gross profit was primarily attributed to the lower gross margin (gross profit as a percentage of sales) which decreased to 21.9% in 2013 from 22.7% in 2012. This decrease is due to pricing pressure for our products, increased volume rebates to our customers due to additional rebate programs and higher freight costs.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$7.8	$7.7	$0.1	1.2%
Other operating expenses	6.3	6.3	0.0	0.4%
Depreciation and amortization	0.8	0.7	0.0	2.6%
Total operating expenses	$14.9	$14.7	$0.1	0.9%

Operating expenses as a percent of sales	15.0%	15.0%	0.0%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.1 million due to additional headcount primarily in sales and marketing which was partially offset by lower commissions.

Other operating expenses remained consistent between periods.

Depreciation and amortization increased slightly to $0.8 million in 2013 compared to $0.7 million in 2012.

Operating expenses as a percentage of sales remained consistent between periods.

Interest Expense

Interest expense decreased 23.4% due to lower average debt levels. Average debt was $46.1million in 2013 compared to $60.9 million in 2012. The average effective interest rate remained unchanged between periods at 2.1%.

Income Taxes

Income tax expense decreased $0.2 million or 7.8% to $2.6 million in 2013 compared to $2.8 million in 2012. The effective income tax rate increased to 38.7% in 2013 from 38.6% in 2012.

 Net Income

 We achieved net income of $4.1 million in 2013 compared to $4.4 million in 2012, a decrease of 8.3%.

Comparison of the Six Months Ended June 30, 2013 and 2012

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Sales	$193.6	$192.5	$1.1	0.6%

Sales in the six month period ended June 30, 2013 increased 0.6% to $193.6 million from $192.5 million in the comparable 2012 period. We estimate sales increased approximately 3.5% when adjusted for metals price fluctuations. Project business generated from our six long term internal growth initiatives encompassing, Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Utility Power Generation and Mechanical, was down approximately 5% compared to the first six months of 2012 due to the continued delay of larger investment projects. We estimate sales, in our core MRO sector, increased approximately 4% as overall demand increased as industrial activity recovered.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Gross profit	$43.1	$43.4	$(0.3)	(0.7)%
Gross profit as a percent of sales	22.3%	22.5%	(0.2)%

Gross profit decreased 0.7% to $43.1 million in 2013 from $43.4 million in 2012. The decrease in gross profit was attributed to the decrease in gross margin (gross profit as a percentage of sales) which decreased to 22.3% in 2013 from 22.5% in 2012. This decrease is attributed to increased volume rebates to our customers due to additional rebate programs and to higher freight costs.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$15.8	$14.9	$0.8	5.5%
Other operating expenses	12.6	12.7	(0.1)	(0.5)%
Depreciation and amortization	1.5	1.5	0.0	2.1%
Total operating expenses	$29.9	$29.1	$0.8	2.7%

Operating expenses as a percent of sales	15.4%	15.1%	0.3%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased due to additional headcount primarily in sales and marketing which was partially offset by lower commissions.

Other operating expenses decreased slightly as the Company reduced discretionary costs.

Depreciation and amortization remained consistent.

Operating expenses as a percentage of sales increased to 15.4% in 2013 from 15.1% in 2012 due to the increase in salaries and commissions.

Interest Expense

Interest expense decreased 11.8% to $0.5 million in 2013 from $0.6 million in 2012 due to lower average debt levels and a slightly lower average interest rate. Average debt was $53.3 million in 2013 compared to $54.3 million in 2012. The average effective interest rate decreased to 2.0% in 2013 from 2.1% in 2012 due to a higher percentage of the borrowings at LIBOR, which is lower than the base interest rate of the loan.

Income Taxes

Income tax expense decreased $0.5 million or 9.2% to $4.8 million in 2013 compared to $5.3 million in 2012. The effective income tax rate decreased to 37.8% in 2013 from 38.6% in 2012 due to a $0.2 million adjustment for an over accrual of state income taxes from a prior period.

 Net Income

We achieved net income of $7.9 million in 2013 compared to $8.4 million in 2012, a decrease of 6.2%.

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

Comparison of the Six Months Ended June 30, 2013 and 2012

Our net cash provided by operating activities was $15.4 million in 2013 compared to net cash used in operating activities of $9.0 million in 2012. Our net income decreased by $0.5 million or 6.2% to $7.9 million in 2013 from $8.4 million in 2012.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $5.5 million in 2013. Book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, increased $6.5 million. The decrease in accounts receivable of $1.4 million is primarily related to lower accrued purchase discounts from our vendors slightly offset by higher trade receivables. Partially offsetting these sources of cash was the reduction of accrued and other current liabilities of $1.8 million relating to lower volume rebates to our customers and $0.7 million in income taxes.

Net cash used in investing activities was $0.6 million in 2013 compared to $0.5 million in 2012. The increase was primarily attributable to the purchase of machinery and equipment used in operations.

Net cash used in financing activities was $15.0 million in 2013 compared to net cash provided by financing activities of $9.4 million in 2012. Net payments on the revolver of $11.9 million and the payment of dividends of $3.6 million were the main components of financing activities in 2013.

Indebtedness

Our principal source of liquidity at June 30, 2013 was working capital of $120.4 million compared to $126.4 million at December 31, 2012. We also had additional available borrowing capacity of approximately $53.4 million at June 30, 2013 and $41.4 million at December 31, 2012 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of June 30, 2013, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2013:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$46,649	$—	$—	$46,649	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of June 30, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of treasury stock which occurred in connection with the vesting of restricted stock for the three months ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
April 1 – 30, 2013	—	$—	—	$0
May 1 – 31, 2013	—	—	—	0
June 1 – 30, 2013 (2)	272	14.03	—	0
Total	272	$14.03	—

(1)	The board authorized a stock repurchase program of $30 million in August 2007. The program expired December 31, 2012.
(2)	These shares were surrendered in connection with the vesting of restricted stock awards to pay the withholding taxes in accordance with the terms of our 2006 Stock Plan.

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

Date: August 6, 2013	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

