Form 10-Q
period 2013-09-30
Houston Wire & Cable CO
filed 2013-11-12
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At November 1, 2013 there were 17,941,110 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY
Form 10-Q
For the Quarter Ended September 30, 2013

HOUSTON WIRE & CABLE COMPANY
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$—	$274
Accounts receivable, net	66,980	65,892
Inventories, net	80,236	84,662
Deferred income taxes	2,673	2,455
Income taxes	543	—
Prepaids	943	841
Total current assets	151,375	154,124

Property and equipment, net	5,662	5,824
Intangible assets, net	10,667	11,967
Goodwill	17,520	25,082
Other assets	166	158
Total assets	$185,390	$197,155

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$4,039	$—
Trade accounts payable	13,999	12,330
Accrued and other current liabilities	12,823	15,379
Income taxes	—	5
Total current liabilities	30,861	27,714

Debt	44,525	58,588
Other long term obligations	98	103
Deferred income taxes	580	1,670
Total liabilities	76,064	88,075

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,941,110 and 17,899,499 outstanding at September 30, 2013 and December 31, 2012, respectively	21	21
Additional paid-in-capital	55,671	55,291
Retained earnings	103,437	104,252
Treasury stock	(49,803)	(50,484)
Total stockholders' equity	109,326	109,080
Total liabilities and stockholders' equity	$185,390	$197,155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$95,214	$96,113	$288,850	$288,657
Cost of sales	74,292	74,501	224,824	223,655
Gross profit	20,922	21,612	64,026	65,002

Operating expenses:
Salaries and commissions	7,636	7,478	23,388	22,402
Other operating expenses	6,539	6,256	19,135	18,918
Depreciation and amortization	741	722	2,244	2,194
Impairment of Goodwill	7,562	—	7,562	—
Total operating expenses	22,478	14,456	52,329	43,514

Operating (loss) income	(1,556)	7,156	11,697	21,488
Interest expense	228	334	753	929
Income (loss) before income taxes	(1,784)	6,822	10,944	20,559
Income taxes	1,378	2,590	6,191	7,890
Net income (loss)	$(3,162)	$4,232	$4,753	$12,669

Earnings per share:
Basic	$(0.18)	$0.24	$0.27	$0.71
Diluted	$(0.18)	$0.24	$0.27	$0.71
Weighted average common shares outstanding:
Basic	17,830,813	17,732,715	17,794,803	17,719,005
Diluted	17,830,813	17,814,499	17,891,942	17,811,844

Dividend declared per share	$0.11	$0.09	$0.31	$0.27

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  HOUSTON WIRE & CABLE COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net (loss) income	$4,753	$12,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill	7,562	—
Depreciation and amortization	2,244	2,194
Amortization of capitalized loan costs	14	14
Amortization of unearned stock compensation	669	809
Provision for doubtful accounts	(59)	(19)
Provision for returns and allowances	30	(44)
Provision for inventory obsolescence	397	563
Deferred income taxes	(1,416)	(640)
Changes in operating assets and liabilities:
Accounts receivable	(1,059)	(7,282)
Inventories	4,029	(20,163)
Prepaids	(102)	(41)
Other assets	(22)	91
Book overdraft	4,039	1,228
Trade accounts payable	1,669	3,161
Accrued and other current liabilities	(2,615)	(5,706)
Income taxes	(557)	1,542
Other long term obligations	(5)	(17)
Net cash provided by (used in) operating activities	19,571	(11,641)

Investing activities
Expenditures for property and equipment	(782)	(718)
Net cash used in investing activities	(782)	(718)

Financing activities
Borrowings on revolver	287,223	302,142
Payments on revolver	(301,286)	(285,116)
Proceeds from exercise of stock options	471	137
Excess tax benefit for stock options	44	34
Payment of dividends	(5,509)	(4,781)
Purchase of treasury stock	(6)	(57)
Net cash (used in) provided by financing activities	(19,063)	12,359

Net change in cash	(274)	—
Cash at beginning of period	274	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2013 and for the three and six months ended September 30, 2013 and 2012 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

2. Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Denominator:
Weighted average common shares for basic earnings per share	17,830,813	17,732,715	17,794,803	17,719,005
Effect of dilutive securities	—	81,784	97,139	92,839
Weighted average common shares for diluted earnings per share	17,830,813	17,814,499	17,891,942	17,811,844

The weighted average common shares for diluted earnings per share exclude stock options to purchase 815,918 and 602,410 shares for the three months ended September 30, 2013 and 2012, respectively, and 472,280 and 500,325 shares for the nine months ended September 30, 2013 and 2012, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3. Impairment of Goodwill

During the third quarter of 2013 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southern Wire (Southern) reporting unit, due to a decline in the overall financial performance and overall market demand.

The Company performed step one of the impairment test and concluded that the fair value of the Southern reporting unit was less than its carrying value; therefore, the Company performed step two of the impairment analysis.

Step two of the impairment analysis measures the impairment charge by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination and recording the deferred tax impact. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

The fair value of the Southern reporting unit was estimated using a discounted cash flow model combined with a market approach, with a weighting of 50% to the discounted cash flow analysis and 50% to the market approach. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 3-4%. The carrying value of the Southern reporting unit’s goodwill was $20.1 million and its implied fair value resulting from step two of the impairment test was less than the carrying value. As a result, the Company has recorded a non-cash goodwill impairment charge of $7.6 million during the period ended September 30, 2013.

4. Income Taxes

Income tax expense for the three months ended September 30, 2013 and 2012 was $1.4 million and $2.6 million, respectively. Income tax expense for the nine months ended September 30, 2013 and 2012 was $6.2 million and $7.9 million, respectively. The effective tax rates were  56.6% and 38.4% for the nine months ended September 30, 2013 and 2012, respectively. The difference in the effective tax rate compared with U.S federal statutory rate in 2013 is primarily due to the non-deductible portion of the goodwill impairment.

5. Debt

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At September 30, 2013, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

6. Stockholders’ Equity

During the first three quarters of 2013, the Board of Directors approved quarterly dividends of $0.09 per share, $0.11 per share, and $0.11 per share, respectively, payable to stockholders. Dividends paid were $5,509 and $4,781 during the nine months ended September 30, 2013 and 2012, respectively.

7. Stock Based Compensation

Stock Option Awards

There were no stock options granted during the first nine months of 2013.

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

Total stock-based compensation cost was $236 and $272 for the three months ended September 30, 2013 and 2012, respectively and $669 and $809 for the nine months ended September 30, 2013 and 2012, respectively, and is included in salaries and commissions.

8. Commitments and Contingencies

As part of an acquisition made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $98 at September 30, 2013 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

9. Subsequent Events

On November 8, 2013, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.11 per share, payable on December 2, 2013, to stockholders of record at the close of business on November 22, 2013.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, other than the impairment of goodwill.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0%	77.5%	77.8%	77.5%
Gross profit	22.0%	22.5%	22.2%	22.5%

Operating expenses:
Salaries and commissions	8.0%	7.8%	8.1%	7.8%
Other operating expenses	6.9%	6.5%	6.6%	6.6%
Depreciation and amortization	0.8%	0.8%	0.8%	0.8%
Impairment of goodwill	7.9%	—	2.6%	—
Total operating expenses:	23.6%	15.0%	18.1%	15.1%

Operating (loss) income	(1.6)%	7.4%	4.0%	7.4%
Interest expense	0.2%	0.3%	0.3%	0.3%

Income (loss) before income taxes	(1.9)%	7.1%	3.8%	7.1%
Income taxes	1.4%	2.7%	2.1%	2.7%

Net (loss) income	(3.3)%	4.4%	1.6%	4.4%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating (loss) income, income (loss) before income taxes or net (loss) income.

Comparison of the Three Months Ended September 30, 2013 and 2012

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Sales	$95.2	$96.1	$(0.9)	(0.9)%

Sales in the third quarter of 2013 decreased 0.9% to $95.2 million from $96.1 million in 2012. We estimate sales, when adjusted for metals, were up approximately 1% over the prior year period. Maintenance, Repair and Operations sales continued to increase, growing approximately 8%, due to higher branch activity levels. Project business in our long term growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard ™, Utility Power Generation, and Mechanical decreased approximately 17% as demand uncertainty continued to persist and projects were delayed.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Gross profit	$20.9	$21.6	$(0.7)	(3.2)%
Gross profit as a percent of sales	22.0%	22.5%	(0.5)%

Gross profit decreased 3.2% to $20.9 million in 2013 from $21.6 million in 2012. The decrease in gross profit was primarily attributed to the lower gross margin (gross profit as a percentage of sales) which decreased to 22.0% in 2013 from 22.5% in 2012. This decrease is due to increased volume rebates to our customers related to additional rebate programs.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$7.6	$7.5	$0.2	2.1%
Other operating expenses	6.5	6.3	0.3	4.5%
Depreciation and amortization	0.7	0.7	—	2.6%
Impairment of goodwill	7.6	—	7.6	100%
Total operating expenses	$22.5	$14.5	$8.0	60.3%

Operating expenses as a percent of sales	23.6%	15.0%	8.6%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.2 million due to additional headcount primarily in operations and sales/marketing which was partially offset by lower commissions.

Other operating expenses increased $0.3 million primarily due to increased group medical costs related to higher claims.

Depreciation and amortization remained consistent at $0.7 million between the periods.

Impairment of goodwill relates to the Southern reporting unit. (see Note 3)

Operating expenses as a percentage of sales increased to 23.6% in 2013 from 15.0% in 2012. This increase was caused by the impairment of goodwill, as well as a slight decrease in sales commissions and higher group medical costs and salaries.

Interest Expense

Interest expense decreased 31.7% due to lower average debt levels and a slightly lower average interest rate. Average debt was $45.6 million in 2013 compared to $62.6 million in 2012. The average effective interest rate decreased to 1.9% in 2013 from 2.0% in 2012.

Income Taxes

Income tax expense decreased $1.2 million or 46.8% to $1.4 million in 2013 compared to $2.6 million in 2012. There was a pre-tax loss and income tax expense for the quarter ended September 30, 2013 due to the non-deductible portion of the goodwill impairment.

 Net Loss

 We incurred a net loss of $3.2 million in 2013 compared to net income of $4.2 million in 2012, a decrease of 174.7% primarily due to the goodwill impairment.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Sales	$288.9	$288.7	$0.2	0.1%

Sales in the nine month period ended September 30, 2013 were up slightly at $288.9 million from $288.7 million in the nine month period ended September 30, 2012. We estimate sales were up 3% when adjusted for metals. MRO business remained inconsistent by region, but was up 5% overall for the year to date period. Our project business encompassing our long term internal growth initiatives, Emission Controls, Engineering & Construction, Industrials, LifeGuard™ , Utility Power Generation, and Mechanical was down approximately 9%, primarily due to delays in project starts stemming from general market uncertainty.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Gross profit	$64.0	$65.0	$(1.0)	(1.5)%
Gross profit as a percent of sales	22.2%	22.5%	(0.3)%

Gross profit decreased 1.5% to $64.0 million in 2013 from $65.0 million in 2012. The decrease in gross profit was attributed to the decrease in gross margin (gross profit as a percentage of sales) which decreased to 22.2% in 2013 from 22.5% in 2012. This decrease is attributed to increased volume rebates to our customers due to additional rebate programs and to higher freight costs.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$23.4	$22.4	$1.0	4.4%
Other operating expenses	19.1	18.9	0.2	1.1%
Depreciation and amortization	2.2	2.2	0.1	2.3%
Impairment of goodwill	7.6	—	7.6	100%
Total operating expenses	$52.3	$43.5	$8.8	20.3%

Operating expenses as a percent of sales	18.1%	15.1%	3.0%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased due to additional headcount primarily in sales and marketing which was partially offset by lower commissions.

Other operating expenses increased slightly due to warehouse related costs.

Depreciation and amortization remained consistent.

Impairment of goodwill relates to the Southern reporting unit. (See Note 3)

Operating expenses as a percentage of sales increased to 18.1% in 2013 from 15.1% in 2012 primarily due to the goodwill impairment recorded during the third quarter as well as increase in salaries and commissions.

Interest Expense

Interest expense decreased 18.9% to $0.8 million in 2013 from $0.9 million in 2012 due to lower average debt levels and a slightly lower average interest rate. Average debt was $53.3 million in 2013 compared to $57.0 million in 2012. The average effective interest rate decreased to 1.9% in 2013 from 2.1% in 2012 due to a higher percentage of the borrowings at LIBOR, which is lower than the base interest rate of the loan.

Income Taxes

Income tax expense decreased $1.7 million or 21.5% to $6.2 million in 2013 compared to $7.9 million in 2012. The effective income tax rate increased to 56.6% in 2013 from 38.4% in 2012, primarily due to the non-deductible portion of the goodwill impairment.

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

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

⋅	the adequacy of available bank lines of credit;
⋅	cash flows generated from operating activities;
⋅	capital expenditures;
⋅	payment of dividends;
⋅	acquisitions; and
⋅	the ability to attract long-term capital with satisfactory terms

Comparison of the Nine Months Ended September 30, 2013 and 2012

Our net cash provided by operating activities was $19.6 million in 2013 compared to net cash used in operating activities of $11.6 million in 2012. Our net income decreased by $7.9 million or 62.5% to $4.8 million in 2013 from $12.7 million in 2012 primarily due to the non-cash goodwill impairment charge.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $5.4 million in 2013. Book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, increased $4.0 million. Inventories decreased by $4.0 million as the Company continued to improve its inventory profiles.

Partially offsetting these sources of cash was the reduction of accrued and other current liabilities of $2.6 million relating primarily to accrued wire purchases, volume rebates to our customers, payroll related accruals and prepayments for cable management orders which shipped in 2013.

Net cash used in investing activities was $0.8 million in 2013 compared to $0.7 million in 2012. The increase was primarily attributable to the purchase of machinery and equipment used in operations.

Net cash used in financing activities was $19.1 million in 2013 compared to net cash provided by financing activities of $12.4 million in 2012. Net payments on the revolver of $14.1 million and the payment of dividends of $5.5 million were the main components of financing activities in 2013.

Indebtedness

Our principal source of liquidity at September 30, 2013 was working capital of $120.5 million compared to $126.4 million at December 31, 2012. We also had additional available borrowing capacity of approximately $52.6 million at September 30, 2013 and $41.4 million at December 31, 2012 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of September 30, 2013, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2013:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$44,525	$—	$44,525	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

As of September 30, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 – Not applicable and has been omitted.

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

Date: November 12, 2013	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

