Form 10-K
period 2013-12-31
Houston Wire & Cable CO
filed 2014-03-13
CIK 1356949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐                 NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2013 was $244,135,081.

At March 1, 2014, there were 17,954,032 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

HOUSTON WIRE & CABLE COMPANY
Form 10-K
For the Fiscal Year Ended December 31, 2013

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

Our Cable Management Program addresses our customers’ growing requirement for sophisticated and efficient just-in-time product management for large capital projects. This program entails purchasing and storing dedicated inventory so our customers have immediate product availability for the duration of their project. Advantages of this program include extra pre-allocated safety stock, firm pricing, zero cable surplus and just-in-time delivery. Used on large construction and capital expansion projects, our Cable Management Program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to allow complex projects to be completed on time, within budget and with minimal residual waste.

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired businesses”, or “the 2010 acquisition”). On January 1, 2011, the acquired businesses were merged into our operating subsidiary. The Company has no other business activity.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cords; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, wire rope and wire rope slings, as well as nylon slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, construction, infrastructure, oilfield services, petrochemical, transportation, utility, and wastewater treatment.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our sales and marketing initiatives.

Utility Market.     The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resources’ (“IIR’s”) 2014 Global Industrial Outlook, 2014 spending within the United States power market is expected to be $68.7 billion, up over 8% from 2013 estimates. While we are not a significant distributor of power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from existing power generation units. These projects require the specialty instrumentation, power and control wire and cable that we distribute.

Industrial Market.     The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. According to IIR’s 2014 Global Industrial Outlook, the 2014 projected total industrial spending within the United States is expected to be $217.6 billion, up 11% over 2013 spend. We provide a wide variety of products specifically designed for the chemical processing, manufacturing, metal/mineral, and petroleum refining industries where there may be significant exposure to caustic materials or extreme temperatures. We are well positioned to take advantage of the exploration of land based petroleum and natural gas exploration and production driven by hydrocarbon rich shale geographies.

Infrastructure Market.      Investments in the development, construction and maintenance of infrastructure markets including education and health care institutions; air, ground and rail transportation; telecommunications, and wastewater are expected to continue to improve from post-recession lows that resulted from public funding shortfalls and budget constraints. Certain segments such as transportation, rail and telecommunications have been identified as prime candidates for growth in 2014 and beyond. According to the American Road & Transportation Builders Association (ARTBA), the overall U.S. transportation infrastructure construction market is estimated to grow approximately 5% from $129 billion in 2013 to $135 billion in 2014. Furthermore, health care and educational institutions are expecting construction spending to increase in 2014 by 6% and 4% respectfully, according to FMI’s Research Services Group. With ongoing advancements in telecommunications technology and growing U.S. demand for greater bandwidth, FMI is also forecasting a 4% increase in the communications market. The infrastructure growth projections are opportunities for HWCC’s product and service offering.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from one original location in Houston, Texas to twenty-three locations nationwide, which includes five third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2013, we served approximately 6,200 customers, shipping approximately 44,000 SKU’s to over 10,000 customer locations nationwide. No customer represented 10% or more of our 2013 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our wire and cable products, we have strategically concentrated our purchases of wire and cable with five leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2013 approximately 55% of our annual purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top five suppliers in 2013 were Belden Inc, General Cable Corp, Lake Cable LLC, Nexans Energy USA, Inc and Southwire Company.

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

Employees

At December 31, 2013, we had 403 employees. Our sales and marketing staff accounted for 180 employees, including 52 field sales personnel and 93 inside sales and technical support personnel.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Website Access

We maintain an internet website at www.houwire.com. We make available, free of charge under the “Investor Relations” tab on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports, as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.

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

The majority of our products are used in the construction, maintenance, repair and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, petrochemical, marine construction, marine transportation, mining, oilfield services, transportation, utility, and wastewater treatment industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns or periods of uncertainty. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries.

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

Our sales are impacted by the level of oil and gas offshore drilling activity.

The 2010 oil spill in the Gulf of Mexico resulted in tighter drilling and permitting qualifications by the U.S. Government. Until drilling companies meet these qualifications or the qualifications are eased, oil and gas drilling activity will remain at lower than historical levels, limiting the demand for the products we sell to this market.

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

In 2013, our ten largest customers accounted for approximately 40% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2013, we sourced products from approximately 290 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2013 approximately 55% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings would be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

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

The Company is anticipating growth in the acquired businesses. However, the investment in the SW reporting unit had a goodwill impairment during 2013 as it did not meet its financial objectives to date. Future goodwill impairments may result, should the acquired businesses not achieve their growth targets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-three distribution centers strategically located throughout the continental United States with approximately 785,000 square feet of distribution space. We own three facilities in Houston, Texas (one of which houses all centralized and back office functions such as finance, marketing, purchasing, human resources and information technology) and two facilities in Louisiana. One of the Houston facilities was purchased in December 2013, which after extensive building modifications, will be used to consolidate the four existing Houston operations of SWWR. This building should be operational by the third quarter of 2014. All of the other facilities are leased, including five from third-party logistics providers. Fifteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	49	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	61	Chief Financial Officer, Treasurer and Secretary since 1997.

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

	High	Low
Year ended December 31, 2013:
First quarter	$12.97	$10.89
Second quarter	$14.82	$12.70
Third quarter	$15.07	$12.25
Fourth quarter	$14.49	$12.42

Year ended December 31, 2012:
First quarter	$15.33	$12.91
Second quarter	$14.12	$10.60
Third quarter	$12.29	$10.58
Fourth quarter	$12.29	$10.32

There were 20 holders of record of our common stock as of December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2013. For further information regarding our stock repurchase activity, see “Note 6 to our Consolidated Financial Statements.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
October 1 – 31, 2013	—	$—	—	—
November 1 – 30, 2013	—	$—	—	—
December 1 – 31, 2013 (1)	4,516	$12.79	—	—
Total	4,516	$12.79	—	—

(1)	These shares were surrendered in connection with the exercise of a stock option to pay the exercise price and withholding taxes in accordance with the terms of our 2006 Stock Plan.

(2)	The Company had no stock repurchase plan in effect during 2013. For information regarding the adoption of a new repurchase plan in March 2014, see Note 10 to our Consolidated Financial Statements.

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

Total return is based on an initial investment of $100 on January 1, 2009, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We have paid a quarterly cash dividend since August 2007. From February 2008 through February 2011, our quarterly cash dividend was $0.085 per share and from May 2011 through February 2013 was $0.09 per share. Beginning in May 2013, the Board of Directors approved a quarterly cash dividend of $0.11 per share. During 2013 and 2012, cash dividends were $0.42 and $0.36 per share, resulting in total dividends paid of $7.5 million and $6.4 million, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2013		2012	2011	2010	2009
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$383,292		$393,036	$396,410	$308,522	$254,819
Cost of sales	298,633		306,017	307,515	245,932	201,865

Gross profit	84,659		87,019	88,895	62,590	52,954
Operating expenses:
Salaries and commissions	30,946		30,013	28,053	25,281	20,596
Other operating expenses	26,068		25,139	24,513	20,565	18,023
Depreciation and amortization	2,978		2,941	2,952	1,738	563
Impairment of goodwill	7,562		—	—	—	—
Total operating expenses	67,554		58,093	55,518	47,584	39,182

Operating income	17,105		28,926	33,377	15,006	13,772
Interest expense	992		1,252	1,424	844	520

Income before income taxes	16,113		27,674	31,953	14,162	13,252
Income tax provision	8,211		10,635	12,276	5,543	5,220

Net income	$7,902	(1)	$17,039	$19,677	$8,619	$8,032

Earnings per share:
Basic	$0.44		$0.96	$1.11	$0.49	$0.46

Diluted	$0.44		$0.96	$1.11	$0.49	$0.45

Weighted average common shares outstanding :
Basic	17,805,464		17,723,277	17,679,524	17,657,682	17,648,696
Diluted	17,900,372		17,815,401	17,801,134	17,710,123	17,665,924

(1)	2013 net income excluding the after tax impact of the impairment of goodwill was $14,594, and basic and fully diluted earnings per share were each $0.82.

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$274	$—	$—	$—
Accounts receivable, net	$60,408	$65,892	$59,731	$67,838	$46,859
Inventories, net	$96,107	$84,662	$69,517	$67,503	$61,325
Total assets	$196,175	$197,155	$179,153	$185,490	$122,014
Book overdraft (1)	$4,594	$—	$2,270	$3,055	$907
Total debt (2)	$47,952	$58,588	$47,967	$54,825	$17,479
Stockholders’ equity	$110,694	$109,080	$97,338	$85,720	$80,813

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.
(2)	On June 25, 2010, we completed the purchase of the acquired businesses for a total purchase price of $51.5 million of which $51.2 million was paid in 2010 and was funded from our loan agreement.

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

Overview

Since our founding over 38 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 6,200 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from most customers within 30 days of the invoice date. We have an estimation procedure, based on historical data, current economic conditions and recent changes in the aging of the receivables, which we use to record reserves throughout the year. In the last five years, write-offs against our allowance for doubtful accounts have averaged $0.1 million per year. A 20% change in our estimate at December 31, 2013 would have resulted in a change in income before income taxes of less than $0.1 million.

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2013 would have resulted in a change in income before income taxes of $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2013 would have resulted in a change in income before income taxes of $0.8 million.

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

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2013 would have resulted in a change in income before income taxes of $1.4 million for the year ended December 31, 2013.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2013, our goodwill balance was $17.5 million, representing 8.9% of our total assets.

The Company reviews goodwill for impairment annually, or more frequently if indications of possible impairment exist, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If the Company concludes that the goodwill associated with any reporting units is more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.

The second and third steps that we use to evaluate goodwill for impairment involve the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans. In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the customer attrition rate and expected future revenue and operating margins, which vary among reporting units. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

During the third quarter of 2013 and prior to the annual impairment test of goodwill at October 1, 2013, the Company concluded that impairment indicators existed at the SW reporting unit, due to a decline in the overall financial performance and overall market demand. The carrying value of the SW reporting unit’s goodwill was $20.1 million and its implied fair value resulting from the impairment test was less than the carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the year ended December 31, 2013.

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

Depreciation and Amortization.  We incur depreciation expense on costs related to capitalized property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We incur amortization expense on leasehold improvements over the shorter of the lease term or the life of the related asset and on intangible assets over the estimated life of the asset.

Interest Expense

Interest expense consists primarily of interest we incur on our debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2013, 2012 and 2011.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	77.9%	77.9%	77.6%
Gross profit	22.1%	22.1%	22.4%

Operating expenses:
Salaries and commissions	8.1%	7.6%	7.1%
Other operating expenses	6.8%	6.4%	6.2%
Depreciation and amortization	0.8%	0.7%	0.7%
Impairment of goodwill	2.0%	—%	—%
Total operating expenses	17.6%	14.8%	14.0%

Operating income	4.5%	7.4%	8.4%
Interest expense	0.3%	0.3%	0.4%
Income before income taxes	4.2%	7.0%	8.1%
Income tax provision	2.1%	2.7%	3.1%

Net income	2.1%	4.3%	5.0%

Note: Due to rounding, numbers may not add up to total operating expenses, operating income or income before income taxes.

Comparison of Years Ended December 31, 2013 and 2012

Sales
	Year Ended
	December 31,
(Dollars in millions)	2013	2012	Change
Sales	$383.3	$393.0	$(9.7)	(2.5)%

Our sales in 2013 decreased 2.5% to $383.3 million from $393.0 million in 2012. When adjusted for the fluctuation in metal prices, revenues for the 2013 fiscal year were unchanged compared to 2012 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was down approximately 16%, or 14% metals adjusted, primarily due to delays in project starts and market uncertainty. Maintenance, repair, and operations (MRO) business grew approximately 5%, or 7% metals adjusted, for the year.

Gross Profit
	Year Ended
	December 31,
(Dollars in millions)	2013	2012	Change
Gross profit	$84.7	$87.0	$(2.4)	(2.7)%
Gross profit as a percent of sales	22.1%	22.1%	(0.0)%

Gross profit decreased 2.7% to $84.7 million in 2013 from $87.0 million in 2012. The decrease in gross profit was primarily attributed to the decrease in sales. The gross margin (gross profit as a percentage of sales) remained consistent at 22.1% between the periods.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2013	2012	Change
Operating expenses:
Salaries and commissions	$30.9	$30.0	$0.9	3.1%
Other operating expenses	26.1	25.1	0.9	3.7%
Depreciation and amortization	3.0	2.9	0.0	1.3%
Impairment of goodwill	7.6	—	7.6	n/a
Total operating expenses	$67.6	$58.1	$9.5	16.3%

Operating expenses as a percent of sales	17.6%	14.8%	2.8%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased 3.1% to $30.9 million in 2013 from $30.0 million in 2012. This increase was due to additional headcount primarily in operations and sales/marketing which was partially offset by lower commissions.

Other Operating Expenses. Other operating expenses increased 3.7% to $26.1 million in 2013 from $25.1 million in 2012. This increase is primarily related to higher operations expenses related to additional facilities and higher inventory. Additional headcount also contributed to the increase.

Depreciation and Amortization. Depreciation and amortization increased slightly between the periods.

Impairment of Goodwill. The Company recorded a non-cash goodwill impairment charge in 2013 with respect to its SW reporting unit. (See Note 3)

Operating expenses as a percentage of sales increased to 17.6% in 2013 from 14.8% in 2012. This increase primarily relates to the impairment of goodwill, as well as higher operations cost and personnel costs.

Interest Expense

Interest expense decreased 20.8% to $1.0 million in 2013 from $1.3 million in 2012 due to lower average interest rates, lower average debt and a higher percentage of the debt in London Interbank Offered Rate (“LIBOR”) borrowings. Average debt was $47.8 million in 2013 compared to $58.0 million in 2012. The average effective interest rate decreased to 1.9% in 2013 from 2.1% in 2012. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2013.

Income Tax Expense

Income tax expense decreased 22.8% to $8.2 million in 2013 compared to $10.6 million in 2012. This percentage decrease was lower than the percentage decrease in operating income due to the non-deductible portion of the goodwill impairment.

Net Income

Our net income in 2013 was $7.9 million compared to $17.0 million in 2012, a decrease of 53.6%.

Comparison of Years Ended December 31, 2012 and 2011

Sales
	Year Ended
	December 31,
(Dollars in millions)	2012	2011	Change
Sales	$393.0	$396.4	$(3.4)	(0.9)%

Our sales in 2012 decreased 0.9% to $393.0 million from $396.4 million in 2011. When adjusted for fluctuation in metals prices, revenues in 2012 were up approximately 3% over 2011 sales. While mega projects which occurred in 2011 did not repeat, our overall project business remained flat in 2012, buoyed by large and medium size projects in our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™ (and other private branded products), Power Generation, and Mechanical Wire Rope. MRO business ended the year down approximately 3% or roughly flat when adjusted for metals prices.

Gross Profit
	Year Ended
	December 31,
(Dollars in millions)	2012	2011	Change
Gross profit	$87.0	$88.9	$(1.9)	(2.1)%
Gross profit as a percent of sales	22.1%	22.4%	(0.3)%

Gross profit decreased 2.1% to $87.0 million in 2012 from $88.9 million in 2011. The decrease in gross profit was primarily attributed to the reduction in sales and gross margin decreasing to 22.1% in 2012 from 22.4% in 2011. This decrease was primarily attributed to a change in product mix, competitive pricing and some large, direct-ship, low margin orders invoiced in the fourth quarter of 2012.

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

Interest Expense

Interest expense decreased 12.1% to $1.3 million in 2012 from $1.4 million in 2011 due to lower LIBOR interest rates and a higher percentage of the debt in LIBOR borrowings. Average debt was $58.0 million in 2012 compared to $58.5 million in 2011. The average effective interest rate decreased to 2.1% in 2012 from 2.3% in 2011. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2012.

Income Tax Expense

Income tax expense decreased $1.6 million or 13.4% to $10.6 million in 2012 compared to $12.3 million in 2011, as pretax income decreased by 13.4% year over year. The effective income tax rate remained the same for both periods at 38.4%.

Net Income

Our net income in 2012 was $17.0 million compared to $19.7 million in 2011, a decrease of 13.4%.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, petrochemical, aluminum and steel products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate decreasing metal prices negatively impacted sales by approximately 3% in 2013. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, dividend payments, stock repurchases and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

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

Comparison of Years Ended December 31, 2013 and 2012

Our net cash provided by operating activities was $20.7 million in 2013 compared to net cash used in operating activities of $3.0 million in 2012. Although our net income decreased by $9.1 million or 53.6% to $7.9 million in 2013 from $17.0 million in 2012, this was primarily due to the $7.6 million goodwill impairment charge, which was a non-cash item.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $2.3 million in 2013. Accounts receivable were lower by $5.5 million due to decreased sales in the fourth quarter. Book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, increased $4.6 million. Accrued and other current liabilities increased $3.3 million due primarily to higher accrued purchases and volume rebates to our customers. Trade accounts payable increased $1.3 million due to higher inventory purchases.

Partially offsetting these sources of cash was the $12.0 million increase in inventory. The increase in inventory resulted from the Company taking advantage of lower pricing and increased rebates from manufacturers in the fourth quarter, geographic expansion, the addition of new product lines and expanding certain other product lines.

Net cash used in investing activities was $3.4 million in 2013 compared to $1.0 million in 2012. The increase was primarily attributable to the purchase of a new building in December 2013 which will be used to consolidate four existing SWWR locations in 2014.

Net cash used in financing activities was $17.6 million in 2013 compared to net cash provided by financing activities of $4.3 million in 2012. Net payments on the revolver of $10.6 million and the payment of dividends of $7.5 million were the main components of financing activities in 2013.

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

Indebtedness

Our principal source of liquidity at December 31, 2013 was working capital of $123.5 million compared to $126.4 million at December 31, 2012. We also had available borrowing capacity under our loan agreement in the amount of $50.7 million at December 31, 2013 and $41.4 million at December 31, 2012.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2013, we were in compliance with all financial covenants.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2013.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$47,952	$—	$47,952	$—	$—
Operating lease obligations	6,801	2,772	2,961	1,068	—
Non-cancellable purchase obligations (1)	44,288	44,288	—	—	—
Total	$99,041	$47,060	$50,913	$1,068	$—

(1)
These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2013. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $3.4 million, $1.0 million and $1.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to the $2.5 million purchase of a facility which will be used to consolidate the SWWR operations in Houston.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2011 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2013, the weighted average interest rate on our $48.0 million of variable interest debt was approximately 2.0%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2013 borrowing levels, a 1.0% increase or decrease in the applicable interest rates would have a $0.5 million effect on our annual interest expense.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 13, 2014

Houston Wire & Cable Company
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share data)

Assets
Current assets:
Cash	$—	$274
Accounts receivable, net	60,408	65,892
Inventories, net	96,107	84,662
Deferred income taxes	2,591	2,455
Income taxes	420	—
Prepaids	762	841
Total current assets	160,288	154,124

Property and equipment, net	7,974	5,824
Intangible assets, net	10,234	11,967
Goodwill	17,520	25,082
Other assets	159	158
Total assets	$196,175	$197,155

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$4,594	$—
Trade accounts payable	13,637	12,330
Accrued and other current liabilities	18,772	15,379
Income taxes	—	5
Total current liabilities	37,003	27,714

Debt	47,952	58,588
Other long-term obligations	97	103
Deferred income taxes	429	1,670
Total liabilities	85,481	88,075

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,954,032 and 17,899,499 shares outstanding at December 31, 2013 and 2012, respectively	21	21
Additional paid-in capital	55,642	55,291
Retained earnings	104,607	104,252
Treasury stock	(49,576)	(50,484)
Total stockholders’ equity	110,694	109,080

Total liabilities and stockholders’ equity	$196,175	$197,155

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011

	(In thousands, except share and per share data)

Sales	$383,292	$393,036	$396,410
Cost of sales	298,633	306,017	307,515
Gross profit	84,659	87,019	88,895

Operating expenses:
Salaries and commissions	30,946	30,013	28,053
Other operating expenses	26,068	25,139	24,513
Depreciation and amortization	2,978	2,941	2,952
Impairment of goodwill	7,562	—	—
Total operating expenses	67,554	58,093	55,518

Operating income	17,105	28,926	33,377
Interest expense	992	1,252	1,424
Income before income taxes	16,113	27,674	31,953
Income tax provision	8,211	10,635	12,276
Net income	$7,902	$17,039	$19,677

Earnings per share:
Basic	$0.44	$0.96	$1.11
Diluted	$0.44	$0.96	$1.11

Weighted average common shares outstanding:
Basic	17,805,464	17,723,277	17,679,524
Diluted	17,900,372	17,815,401	17,801,134

Dividends declared per share	$0.42	$0.36	$0.355

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)

Balance at December 31, 2010	20,988,952	$21	$58,642	$80,187	(3,240,465)	$(53,130)	$85,720
Net income	—	—	—	19,677	—	—	19,677
Exercise of stock options, net	—	—	(383)	—	26,899	497	114
Excess tax benefit for stock options	—	—	37	—	—	—	37
Excess tax deficiency for stock options	—	—	(48)	—	—	—	(48)
Amortization of unearned stock compensation	—	—	(707)	—	—	—	(707)
Impact of forfeited vested options	—	—	(1,153)	—	—	—	(1,153)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(710)	—	43,251	710	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(1,831)	(26)	(26)
Dividends paid	—	—	—	(6,276)	—	—	(6,276)

Balance at December 31, 2011	20,988,952	21	55,760	93,588	(3,177,146)	(52,031)	97,338
Net income	—	—	—	17,039	—	—	17,039
Exercise of stock options, net	—	—	(395)	—	27,977	532	137
Excess tax benefit for stock options	—	—	35	—	—	—	35
Excess tax deficiency for stock options	—	—	(13)	—	—	—	(13)
Amortization of unearned stock compensation	—	—	1,040	—	—	—	1,040
Impact of forfeited vested options	—	—	(6)	—	—	—	(6)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(1,212)	—	74,203	1,212	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(9,487)	(115)	(115)
Dividends paid	—	—	—	(6,375)	—	—	(6,375)
Balance at December 31, 2012	20,988,952	21	55,291	104,252	(3,089,453)	(50,484)	109,080
Net income	—	—	—	7,902	—	—	7,902
Exercise of stock options, net	—	—	(526)	—	62,312	1,018	492
Excess tax benefit for stock options	—	—	49	—	—	—	49
Excess tax deficiency for stock options	—	—	(10)	—	—	—	(10)
Amortization of unearned stock compensation	—	—	900	—	—	—	900
Impact of forfeited vested options	—	—	(108)	—	—	—	(108)
Impact of forfeited restricted stock awards	—	—	232	—	(14,165)	(232)	—
Issuance of restricted stock awards	—	—	(186)	—	11,338	186	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(4,952)	(64)	(64)
Dividends paid	—	—	—	(7,466)	—	—	(7,466)
Dividends accrued				(81)			(81)
Balance at December 31, 2013	20,988,952	$21	$55,642	$104,607	3,034,920	$49,576	$110,694

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011

	(In thousands)
Operating activities
Net income	$7,902	$17,039	$19,677

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill	7,562	—	—
Depreciation and amortization	2,978	2,941	2,952
Amortization of capitalized loan costs	18	18	14
Amortization of unearned stock compensation	900	1,040	(707)
Provision for doubtful accounts	(59)	(19)	(9)
Provision for returns and allowances	27	(61)	66
Provision for inventory obsolescence	559	815	826
(Gain) loss on disposals of property and equipment	(1)	(7)	(2)
Deferred income taxes	(1,485)	(773)	283
Changes in operating assets and liabilities:
Accounts receivable	5,516	(6,081)	8,050
Inventories	(12,004)	(15,960)	(2,840)
Prepaids	79	(13)	(65)
Other assets	(19)	129	(126)
Book overdraft	4,594	(2,270)	(785)
Trade accounts payable	1,307	2,231	(9,888)
Accrued and other current liabilities	3,312	(3,722)	(337)
Long term liabilities	(6)	(25)	(13)
Income taxes	(435)	1,685	(2,777)
Net cash provided by (used in) operating activities	20,745	(3,033)	14,319

Investing activities
Expenditures for property and equipment	(3,396)	(1,005)	(1,319)
Proceeds from disposals of property and equipment	2	9	452
Cash paid for acquisition	—	—	(343)
Net cash used in investing activities	(3,394)	(996)	(1,210)

Financing activities
Borrowings on revolver	396,724	402,231	405,741
Payments on revolver	(407,360)	(391,610)	(412,599)
Deferred loan cost	—	—	(100)
Proceeds from exercise of stock options	492	137	114
Payment of dividends	(7,466)	(6,375)	(6,276)
Excess tax benefit for options	49	35	37
Purchase of treasury stock	(64)	(115)	(26)
Net cash (used in) provided by financing activities	(17,625)	4,303	(13,109)

Net change in cash	(274)	274	—
Cash at beginning of year	274	—	—

Cash at end of year	$—	$274	$—
Supplemental disclosures
Cash paid during the year for interest	$998	$1,231	$1,445

Cash paid during the year for income taxes	$10,236	$9,762	$14,732

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company
Notes to Consolidated Financial Statements
(dollars in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through twenty-three locations in fourteen states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“SWWR”), its general partner Southwest Wire Rope GP LLC and SWWR’s wholly owned subsidiary, Southern Wire (“SW”) (collectively “the acquired businesses”, or “the 2010 acquisition”). On January 1, 2011, the acquired businesses were merged into our operating subsidiary. The Company has no other business activity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory obsolescence reserve, vendor rebates, and asset impairments. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock option and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Denominator:
Weighted average common shares for basic earnings per share	17,805,464	17,723,277	17,679,524
Effect of dilutive securities	94,908	92,124	121,610
Denominator for diluted earnings per share	17,900,372	17,815,401	17,801,134

 Options to purchase 478,458, 525,846 and 811,939 shares of common stock were not included in the diluted net income per share calculation for 2013, 2012 and 2011, respectively, as their inclusion would have been anti-dilutive. The 2011 amount includes 490,385 options, held by the former CEO who retired effective December 31, 2011.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $148 and $213, and a reserve for returns and allowances of $518 and $491 at December 31, 2013 and 2012, respectively. Consistent with industry practices, the Company normally requires payment from most customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2013	2012	2011
Balance at beginning of year	$213	$211	$358
Bad debt expense	(59)	(19)	(9
Write-offs, net of recoveries	(6)	21	(138)
Balance at end of year	$148	$213	$211

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $3,934 and $3,746 at December 31, 2013 and 2012, respectively.

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

Total depreciation expense was approximately $1,245, $1,208, and $1,095 for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2013, our goodwill balance was $17.5 million, representing 8.9% of our total assets.

The Company reviews goodwill for impairment annually, or more frequently if indications of possible impairment exist, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If the Company concludes that the goodwill associated with any reporting units is more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.

Other Assets

Other assets include deferred financing costs on the current loan agreement of $100. The deferred financing costs are amortized on a straight-line basis over the contractual life of the related loan agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income. Accumulated amortization at December 31, 2013 and 2012 was approximately $50 and $32, respectively.

Estimated future amortization expense for capitalized loan costs through the maturity of the loan agreement are $18 for each of 2014 and 2015 and $14 in 2016.

Intangibles

Intangible assets, from the 2010 acquisition, consist of customer relationships, trade names, and non-compete agreements. The customer relationships are amortized over 6 or 7 year useful lives and non-compete agreements were amortized over a 1 year useful life. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. Trade names are not being amortized and are tested for impairment on an annual basis.

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

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2013, 2012 or 2011. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $333, $314, and $212 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

2.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2013	2012
Land	$2,476	$1,187
Buildings	4,717	3,466
Machinery and equipment	10,354	9,646
	17,547	14,299
Less accumulated depreciation	9,573	8,475
Total	$7,974	$5,824

The purchase price of the new building in December 2013 has been preliminarily allocated $1,290 to land and $1,217 to buildings.

Intangibles assets

Intangibles assets consist of:

	At December 31,
	2013	2012
Trade names	$4,610	$4,610
Customer relationships	11,630	11,630
Non-compete agreements	250	250
	16,490	16,490
Less accumulated amortization:
Trade names	—	—
Customer relationships	6,006	4,273
Non-compete agreements	250	250
	6,256	4,523
Total	$10,234	$11,967

Intangible assets include customer relationships which are being amortized over 6 or 7 year useful lives and non-compete agreements which were amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized; however, they are tested annually for impairment. As of December 31, 2013, accumulated amortization on the acquired intangible assets was $6,256, and amortization expense was $1,733 for each of the years ended December 31, 2013 and 2012 and $1,857 for the year ended December 31, 2011. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2014	$1,733
2015	1,733
2016	1,512
2017	646

Goodwill

Changes in goodwill were as follows:	At December 31,
	2013	2012
Balance at beginning of year	$25,082	$25,082
Impairment of goodwill	(7,562)	—
Balance at end of year	$17,520	$25,082

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2013	2012
Customer advances	$522	$429
Customer rebates	4,952	4,383
Payroll, commissions, and bonuses	2,226	2,553
Accrued inventory purchases	8,161	5,107
Other	2,911	2,907
Total	$18,772	$15,379

3.	Impairment of Goodwill

During the third quarter of 2013 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the SW reporting unit, due to a decline in the overall financial performance and overall market demand.

The Company performed step two of the impairment test and concluded that the fair value of the SW reporting unit was less than its carrying value; therefore, the Company performed step three of the impairment analysis.

Step three of the impairment analysis measures the impairment charge by allocating the reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination and recording the deferred tax impact. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

The fair value of the SW reporting unit was estimated using a discounted cash flow model combined with a market approach, with a weighting of 50% to the discounted cash flow analysis and 50% to the market approach. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 3-4%. The carrying value of the SW reporting unit’s goodwill was $ 20.1 million and its implied fair value resulting from step two of the impairment test was less than the carrying value. As a result, the Company has recorded a non-cash goodwill impairment charge of $7.6 million during the year ended December 31, 2013.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At December 31, 2013, the Company was in compliance with the financial covenants governing its indebtedness.

The Company’s borrowings at December 31, 2013 and 2012 were $47,952 and $58,588, respectively. The weighted average interest rates on outstanding borrowings were 2.0% and 1.8% at December 31, 2013 and 2012, respectively.

During 2013, the Company had an average available borrowing capacity of approximately $52,091. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2013, the Company had available borrowing capacity of $50,680 under the terms of the 2011 Loan Agreement. During the years ended December 31, 2013, 2012 and 2011, the Company paid $130, $101, and $71, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2014	$—
2015	—
2016	47,952
2017	—
Total	$47,952

5.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$8,675	$10,129	$10,612
State	1,021	1,279	1,381
Total current	9,696	11,408	11,993

Deferred:
Federal	(1,290)	(703)	258
State	(195)	(70)	25
Total deferred	(1,485)	(773)	283

Total	$8,211	$10,635	$12,276

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	2.8	2.8
Non-deductible items	12.6	0.6	0.6
Other	(0.6)	—	—
Total effective tax rate	50.9%	38.4%	38.4%

The non-deductible items in 2013 include the impact of the $5.3 million non-deductible portion of the $7.6 million impairment charge.

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Uniform capitalization adjustment	$1,009	$796
Inventory reserve	1,514	1,442
Allowance for doubtful accounts	57	82
Stock compensation expense	2,064	1,928
Property and equipment	102	43
Other	—	29
Total deferred tax assets	4,746	4,320

Deferred tax liabilities
Goodwill	185	834
Intangibles	2,303	2,701
Other	96	—
Total deferred tax liabilities	2,584	3,535
Net deferred tax assets	$2,162	$785

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2013, 2012 and 2011, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2009 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.	Stockholders’ Equity

Under the terms of the 2006 Stock Plan, the Company repurchased 4,952 shares that were surrendered by the holders to fund the exercise of the related awards and to pay withholding taxes in 2013.

The Company has paid a quarterly cash dividend since August 2007, resulting in aggregate dividends in 2013, 2012 and 2011 of $7,466, $6,375 and $6,276, respectively.

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors is authorized to fix the particular preferences, rights, qualifications and restrictions of each series of preferred stock. In connection with the adoption of a now terminated stockholder rights plan, the Board of Directors designated 100,000 shares as Series A Junior Participating Preferred Stock. No shares of preferred stock have been issued.

7.	Employee Benefit Plans

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Through 2013, the Company adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation were matched 100% by the Company and the next 2% were matched 50% by the Company.  The Company’s match for the years ended December 31, 2013, 2012 and 2011 was $803, $735, and $727, respectively. Effective January 1, 2014, the Company adjusted its match and will now match 100% of the first 1% of the employee’s contribution. Accordingly, the Company is no longer adopting the Safe Harbor provisions of the Code.

8.	Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of stock options and restricted stock awards and units. The 2006 Plan provides for incentives to be granted at the fair market value of the Company’s common stock at the date of grant and options may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be issued to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

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

On May 8, 2012, the Company granted options under the 2006 Stock Plan to purchase 10,000 shares of its common stock with an exercise price equal to the fair market value of the Company’s stock at the close of trading on May 8, 2012 to new members of the management team. These options have a contractual life of ten years and vest in five equal annual installments on the first five anniversaries of the date of the grant assuming continued employment.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2013. For prior year options granted, the following weighted average assumptions were used:

	Year Ended December 31,
	2012	2011

Risk-free interest rate	0.89%	1.01%
Expected dividend yield	3.01%	2.55%
Weighted average expected life	5.5 years	5.5 years
Expected volatility	64%	65%

Vesting dates range from May 8, 2014 to December 31, 2017, and expiration dates range from December 30, 2015 to May 8, 2022. The following summarizes stock option activity and related information:

	2013
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	778	$14.67	$656
Granted	—	—
Exercised	(62)	7.90
Forfeited	(61)	14.53
Expired	—	—
Outstanding—End of year	655	$15.33	$563	5.22
Exercisable—End of year	505	$15.82	$521	4.45
Weighted average fair value of options granted during 2013	$—
Weighted average fair value of options granted during 2012	$5.29
Weighted average fair value of options granted during 2011	$6.55

During the years ended December 31, 2013, 2012 and 2011, excess tax benefits of $49, $35 and $37, respectively, were reflected in financing cash flows.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $366, $258 and $277, respectively.

The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $271, $404 and $3,890, respectively. The December 31, 2011 amount includes vested options of the retired former chief executive officer in the amount of $2,993. These options expired upon his departure.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 7, 2013, the Company awarded restricted stock units with a grant date value of $50 to each non-employee director who was re-elected, for an aggregate of 21,006 restricted stock units. Each award of restricted stock units vests at the date of the 2014 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

On December 17, 2012, the Company granted 56,250 voting shares of restricted stock under the 2006 Plan to management. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

Following the Annual Meeting of Stockholders on May 8, 2012, the Company awarded restricted stock units with a grant date award value of $50 to each non-employee director who was re-elected, for an aggregate of 25,044 restricted stock units. Each award of restricted stock units vested at the date of the 2013 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

The Company also granted performance based restricted stock awards to the Company’s President on December 17, 2012 and December 20, 2013 in the amount of 17,953 shares and 11,338 shares respectively. These awards are based on the Company achieving at least 85% of a cumulative operating income target for the three year period commencing January 1, 2013 and ending December 31, 2015 for the 2012 grant and the three year period commencing January 1, 2014 and ending December 31, 2016 for the 2013 grant. Each award will vest after the end of the applicable three year performance period at the 100% level if the Company achieves 100% or more of the cumulative operating income target and on a sliding scale down to 0% vesting if the Company achieves less than 85% of the cumulative operating income target. Vesting is dependent upon the recipient being employed and any dividends declared will be accrued and paid to the recipient when the related shares vest.

Restricted common shares are measured at fair value on the date of grant based on the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years, based on the number of awards that vest.

The following summarizes restricted stock activity for the year ended December 31, 2013:

	2013
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	166	$12.19	25	$11.98
Granted	11	13.23	21	14.28
Vested	(22)	12.18	(25)	11.98
Cancelled/Forfeited	(14)	11.64	—	—
Non-vested —End of year	141	$12.33	21	$14.28

Total stock-based compensation cost/(benefit) was $900, $1,040 and $(707) for the years ended December 31, 2013, 2012 and 2011, respectively. Total income tax benefit/(expense) recognized for stock-based compensation arrangements was $459, $400 and $(274) for the years ended December 31, 2013, 2012 and 2011, respectively. The credit for share-based compensation for the year ended December 31, 2011 is due to the reversal of $1.7 million of compensation expense which was recorded prior to January 1, 2011. This reversal resulted from a change in the estimated forfeiture rate from 0% to 100% of non-vested options previously awarded to the former chief executive officer, who retired from the Company effective December 31, 2011.

As of December 31, 2013, there was $1,671 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 37 months. There were 509,839 shares available for future grants under the 2006 Plan at December 31, 2013.

9.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,697 in 2013, $2,671 in 2012 and $2,809 in 2011.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2013:

2014	$2,772
2015	1,706
2016	1,255
2017	818
2018	250
Thereafter	—
Total minimum lease payments	$6,801

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $44,288 at December 31, 2013.

As part of the 2010 acquisition, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $97 at December 31, 2013 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 3 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On February 10, 2014, the Board of Directors approved a quarterly dividend of $0.11 per share payable to shareholders of record on February 20, 2014. This dividend totaling $1,959 was paid on February 28, 2014.

On March 7, 2014, the Board of Directors adopted a new stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors.Shares of stock purchased under the program will be held as treasury shares and may be used to satisfy the exercise of options, as restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors.

11.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2013. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2013
	Fourth Quarter	Third Quarter		Second Quarter	First Quarter

	(in thousands, except per share data)

Sales	$94,442	$95,214		$99,332	$94,304
Gross profit	$20,633	$20,922		$21,725	$21,379
Operating (loss) income	$5,408	$(1,556)		$6,867	$6,386
Net income (loss)	$3,149	$(3,162)	(1)	$4,053	$3,862
Earnings (loss) per share:
Basic	$0.18	$(0.18)		$0.23	$0.22
Diluted	$0.18	$(0.18)		$0.23	$0.22

(1)	During the third quarter of 2013, we recorded a non-cash goodwill impairment charge of $7,562, related to the SW reporting unit. See Note 3 for additional information.

	Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$104,379	$96,113	$98,082	$94,462
Gross profit	$22,017	$21,612	$22,252	$21,138
Operating income	$7,438	$7,156	$7,530	$6,802
Net income	$4,370	$4,232	$4,421	$4,016
Earnings per share:
Basic	$0.25	$0.24	$0.25	$0.23
Diluted	$0.25	$0.24	$0.25	$0.23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 43 and 44 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2013 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 44.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Houston Wire & Cable Company as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Houston Wire & Cable Company and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 13, 2014

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of  Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Director Independence” and “Related Party Transaction Policy” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 6, 2014.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm areincluded in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 13, 2014	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 13, 2014
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 13, 2014
Nicol G. Graham

/s/ MICHAEL T. CAMPBELL	Director	March 13, 2014
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 13, 2014
Ian Stewart Farwell

/s/ PETER M. GOTSCH	Director	March 13, 2014
Peter M. Gotsch

/s/ WILSON B. SEXTON	Director	March 13, 2014
Wilson B. Sexton

/s/ WILLIAM H. SHEFFIELD	Director	March 13, 2014
William H. Sheffield

/s/ SCOTT L. THOMPSON	Director	March 13, 2014
Scott L. Thompson

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

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

10.1*	Houston Wire & Cable Company 2000 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.2*
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

10.4*
Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.23 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5*
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

10.7*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.8 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.9*
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

10.12*	Second Amendment to the Houston Wire & Cable Company’s 2006 Stock **

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*      Management contract or compensatory plan or arrangement
**    Filed herewith