Form 10-Q
period 2014-03-31
Houston Wire & Cable CO
filed 2014-05-08
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

At May 1, 2014 there were 17,762,981 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2014

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$67,028	$60,408
Inventories, net	91,932	96,107
Deferred income taxes	2,794	2,591
Income taxes	—	420
Prepaids	1,251	762
Total current assets	163,005	160,288

Property and equipment, net	8,321	7,974
Intangible assets, net	9,801	10,234
Goodwill	17,520	17,520
Other assets	194	159
Total assets	$198,841	$196,175

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,948	$4,594
Trade accounts payable	13,526	13,637
Accrued and other current liabilities	9,757	18,772
Income taxes	2,102	—
Total current liabilities	28,333	37,003

Debt	58,170	47,952
Other long term obligations	97	97
Deferred income taxes	389	429
Total liabilities	86,989	85,481

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,912,413 and 17,954,032 outstanding at March 31, 2014 and December 31, 2013, respectively	21	21
Additional paid-in-capital	55,513	55,642
Retained earnings	106,373	104,607
Treasury stock	(50,055)	(49,576)
Total stockholders' equity	111,852	110,694

Total liabilities and stockholders' equity	$198,841	$196,175

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013

Sales	$100,299	$94,304
Cost of sales	78,595	72,925
Gross profit	21,704	21,379

Operating expenses:
Salaries and commissions	8,123	7,967
Other operating expenses	6,492	6,281
Depreciation and amortization	741	745
Total operating expenses	15,356	14,993

Operating income	6,348	6,386
Interest expense	268	273
Income before income taxes	6,080	6,113
Income taxes	2,335	2,251
Net income	$3,745	$3,862

Earnings per share:
Basic	$0.21	$0.22
Diluted	$0.21	$0.22
Weighted average common shares outstanding:
Basic	17,850,911	17,752,682
Diluted	17,944,010	17,845,442

Dividends declared per share	$0.11	$0.09

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net income	$3,745	$3,862
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	741	745
Amortization of unearned stock compensation	213	245
Provision for inventory obsolescence	412	210
Deferred income taxes	(243)	(312)
Other non-cash items	17	(29)
Changes in operating assets and liabilities:
Accounts receivable	(6,632)	6,708
Inventories	3,763	2,685
Book overdraft	(1,646)	3,855
Trade accounts payable	(111)	(1,849)
Accrued and other current liabilities	(9,264)	(6,272)
Income taxes payable	2,522	2,475
Other operating activities	(529)	(274)
Net cash (used in) provided by operating activities	(7,012)	12,049

Investing activities
Expenditures for property and equipment	(655)	(274)
Net cash used in investing activities	(655)	(274)

Financing activities
Borrowings on revolver	99,007	94,696
Payments on revolver	(88,789)	(105,274)
Payment of dividends	(1,959)	(1,596)
Purchase of treasury stock	(626)	(2)
Other financing activities	34	127
Net cash provided by (used in) financing activities	7,667	(12,049)

Net change in cash	—	(274)
Cash at beginning of period	—	274

Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

2.	Earnings per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended
	March 31,
	2014	2013
Denominator:
Weighted average common shares for basic earning per share	17,850,911	17,752,682
Effect of dilutive securities	93,099	92,760
Weighted average common shares for diluted earnings per share	17,944,010	17,845,442

The weighted average common shares for diluted earnings per share exclude stock options to purchase 448,410 and 596,410 shares for the three months ended March 31, 2014 and 2013, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3.	Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2014, the Company’s goodwill balance was $17.5 million, representing 8.8% of total assets.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At March 31, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

5.	Stockholders’ Equity

During the first quarter of 2014 and 2013, the Company approved quarterly cash dividends of $0.11 and $0.09 per share, respectively. Dividends paid were $1,959 and $1,596 during the three months ended March 31, 2014 and 2013, respectively.

6.	Stock Based Compensation

On February 10, 2014, the Company granted 20,000 voting shares of restricted stock under the Company’s 2006 Stock Plan to management. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company. There were no stock options, restricted stock awards or restricted stock units granted during the first quarter of 2013.

Total stock-based compensation cost was $213 and $245 for the three months ended March 31, 2014 and 2013, respectively, and is included in salaries and commissions. Total income tax benefit recognized for stock-based compensation arrangements was $82 and $90 for the three months ended March 31, 2014 and 2013, respectively.

7.	Commitments and Contingencies

As part of an acquisition made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $97 at March 31, 2014 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 3 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On May 6, 2014, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.12 per share, payable on May 30, 2014, to stockholders of record at the close of business on May 19, 2014.

 Following the Annual Meeting of Stockholders on May 6, 2014, the Company awarded restricted stock units with a value of $50 to each non-employee director who was elected, for an aggregate of 25,422 restricted stock units. Each award of restricted stock units vests at the date of the 2015 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2013.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2014	2013

Sales	100.0%	100.0%
Cost of sales	78.4%	77.3%
Gross profit	21.6%	22.7%

Operating expenses:
Salaries and commissions	8.1%	8.4%
Other operating expenses	6.5%	6.7%
Depreciation and amortization	0.7%	0.8%
Total operating expenses:	15.3%	15.9%

Operating income	6.3%	6.8%
Interest expense	0.3%	0.3%

Income before income taxes	6.1%	6.5%
Income taxes	2.3%	2.4%

Net income	3.7%	4.1%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2014 and 2013

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013	Change
Sales	$100.3	$94.3	$6.0	6.4%

Our sales for the first quarter increased 6.4% to $100.3 million in 2014 from $94.3 million in 2013. These results are primarily the result of improved regional performances, including contributions from some regions that under-performed in 2013. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2014 were up 10% compared to 2013. Our project business, especially across our key growth initiatives - Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope - increased 16%, or 19% on a metals adjusted basis, over 2013. Maintenance, Repair, and Operations (MRO) grew 1%, or 4% metals adjusted over 2013, notwithstanding the unusually severe weather, which closed our facilities in the central and east coast regions for several days.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013	Change
Gross profit	$21.7	$21.4	$0.3	1.5%
Gross profit as a percent of sales	21.6%	22.7%	(1.1)%

Gross profit increased 1.5% to $21.7 million in 2014 from $21.4 million in 2013. The increase in gross profit was primarily attributed to the increase in sales. The gross margin (gross profit as a percentage of sales) decreased to 21.6% in 2014 from 22.7% in 2013. This was due to market pricing pressures (including metals), an increase in the inventory reserve provision, lower vendor rebates and higher freight costs.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$8.1	$8.0	$0.2	2.0%
Other operating expenses	6.5	6.3	0.2	3.4%
Depreciation and amortization	0.7	0.7	0.0	(0.5)%
Total operating expenses	$15.4	$15.0	$0.4	2.4%

Operating expenses as a percent of sales	15.3%	15.9%	(0.6)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased 2.0% due to higher commissions resulting from higher sales and other financial performance metrics.

Other operating expenses increased slightly to $6.5 million in 2014 from $6.3 million in 2013 primarily related to the expenses associated with the new distribution centers in Anchorage, Minneapolis and Odessa, professional fees and warehouse supplies due to higher product throughput. Partially offsetting these increases were lower expenses associated with personnel costs.

Depreciation and amortization remained consistent at $0.7 million.

Operating expenses as a percentage of sales decreased to 15.3% in 2014 from 15.9% in 2013 due to sales increasing at a faster rate than the increase in operating expenses.

Interest Expense

Interest expense remained consistent at $0.3 million between the periods. Average debt was $54.9 million in 2014 compared to $53.3 million in 2013. The average effective interest rate remained consistent at 1.9% between the periods.

Income Taxes

Income tax expense stayed constant at $2.3 million between the periods. The effective income tax rate increased to 38.4% in 2014 from 36.8% in 2013 due to a $0.2 million adjustment for an over accrual of state income taxes from a prior period recorded in 2013.

Net Income

We achieved net income of $3.7 million in 2014 compared to $3.9 million in 2013, a decrease of 3.0%.

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

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, dividend payments, the stock repurchase program and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	cash flows generated from operating activities;
•	capital expenditures;
•	payment of dividends;
•	additional stock repurchases;
•	acquisitions; and
•	the ability to attract long-term capital with satisfactory terms

Comparison of the Three Months Ended March 31, 2014 and 2013

Our net cash used in operating activities was $7.0 million in 2014 compared to net cash provided by operating activities of $12.0 million in 2013. Our net income decreased by $0.1 million or 3.0% to $3.7 million in 2014 from $3.9 million in 2013.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $11.9 million in 2014. The decrease in accrued and other current liabilities of $9.3 million was primarily related to lower accrued wire purchases, volume rebates to our customers and property taxes. Accounts receivable increased $6.6 million due to higher sales in the quarter. Partially offsetting these uses of cash was a decrease in inventory of $3.8 million resulting from fewer purchases during the quarter since we had stocked up in the fourth quarter of 2013 to take advantage of lower pricing and increased rebates from manufacturers.

Net cash used in investing activities was $0.7 million in 2014 compared to $0.3 million in 2013. The increase was primarily attributable to the renovation of a building purchased in December 2013 which will be used to consolidate four existing Southwest Wire Rope locations in 2014.

Net cash provided by financing activities was $7.7 million in 2014 compared to cash used in financing activities of $12.0 million in 2013. Net borrowings on the revolver of $10.2 million, the payment of dividends of $2.0 million and the purchase of treasury stock of $0.6 million were the main components of financing activities in 2014.

Indebtedness

Our principal source of liquidity at March 31, 2014 was working capital of $134.7 million compared to $123.3 million at December 31, 2013. We also had additional available borrowing capacity of approximately $41.8 million at March 31, 2014 and $50.7 million at December 31, 2013 under our loan agreement.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue to fund our dividend payments, fund the stock buyback program and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may decide to issue additional shares of common or preferred stock to raise funds.

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

Covenants in the 2011 Loan Agreement require us to maintain a specified minimum fixed charge coverage ratio and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of March 31, 2014, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2014:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$58,170	$—	$58,170	$—	$—

There were no new material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As of March 31, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock pursuant to the Company’s stock repurchase program and treasury stock which occurred in connection with the vesting of restricted stock for the three months ended March 31, 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar value that may yet be used for purchases under the plan (2)
January 1 – 31, 2014	—	$—	—	$0
February 1 – 28, 2014	—	—	—	0
March 1 – 31, 2014	164	13.23	64,455	24,147,361
Total	164	$13.23	64,455	$24,147,361

(1)	These shares were surrendered in connection with the vested restricted stock awards to pay the withholding taxes in accordance with the terms of our 2006 Stock Plan.
(2)	The board authorized a stock repurchase program of $25 million in March 2014.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits are set forth on the attached exhibit index.

Signature

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2014	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Second Amendment to the Houston Wire & Cable Company 2006 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.2	First Amendment to the Houston Wire & Cable Company Third Amended & Restated Loan and Security Agreement, dated as of March 14, 2014.

*	Management contract or compensatory plan or arrangement

