Form 10-Q
period 2014-06-30
Houston Wire & Cable CO
filed 2014-08-07
CIK 1356949

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At August 1, 2014 there were 17,635,366 outstanding shares of the registrant’s common stock, $0.001 par value per share.

  HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2014

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$63,954	$60,408
Inventories, net	87,368	96,107
Deferred income taxes	2,784	2,591
Income taxes	696	420
Prepaids	1,432	762
Total current assets	156,234	160,288

Property and equipment, net	8,280	7,974
Intangible assets, net	9,367	10,234
Goodwill	17,520	17,520
Other assets	172	159
Total assets	$191,573	$196,175

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,418	$4,594
Trade accounts payable	11,630	13,637
Accrued and other current liabilities	13,004	18,772
Total current liabilities	27,052	37,003

Debt	53,161	47,952
Other long term obligations	96	97
Deferred income taxes	303	429
Total liabilities	80,612	85,481

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,679,771 and 17,954,032 outstanding at June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in-capital	55,563	55,642
Retained earnings	108,267	104,607
Treasury stock	(52,890)	(49,576)
Total stockholders' equity	110,961	110,694

Total liabilities and stockholders' equity	$191,573	$196,175

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$103,461	$99,332	$203,760	$193,636
Cost of sales	81,022	77,607	159,617	150,532
Gross profit	22,439	21,725	44,143	43,104

Operating expenses:
Salaries and commissions	8,061	7,785	16,184	15,752
Other operating expenses	6,728	6,315	13,220	12,596
Depreciation and amortization	762	758	1,503	1,503
Total operating expenses	15,551	14,858	30,907	29,851

Operating income	6,888	6,867	13,236	13,253
Interest expense	345	252	613	525
Income before income taxes	6,543	6,615	12,623	12,728
Income taxes	2,512	2,562	4,847	4,813
Net income	$4,031	$4,053	$7,776	$7,915

Earnings per share:
Basic	$0.23	$0.23	$0.44	$0.45
Diluted	$0.23	$0.23	$0.44	$0.44
Weighted average common shares outstanding:
Basic	17,647,936	17,800,056	17,748,863	17,776,500
Diluted	17,713,021	17,898,911	17,821,479	17,872,307

Dividend declared per share	$0.12	$0.11	$0.23	$0.20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net income	$7,776	$7,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,503	1,503
Amortization of unearned stock compensation	450	433
Provision for inventory obsolescence	704	226
Deferred income taxes	(319)	(183)
Other non-cash items	89	(15)
Changes in operating assets and liabilities:
Accounts receivable	(3,626)	1,399
Inventories	8,035	604
Book overdraft	(2,176)	6,529
Trade accounts payable	(2,007)	(175)
Accrued and other current liabilities	(5,880)	(1,783)
Income taxes	(289)	(661)
Other operating activities	(693)	(433)
Net cash provided by operating activities	3,567	15,359

Investing activities
Expenditures for property and equipment	(942)	(600)
Net cash used in investing activities	(942)	(600)

Financing activities
Borrowings on revolver	204,327	192,540
Payments on revolver	(199,118)	(204,479)
Payment of dividends	(4,077)	(3,552)
Purchase of treasury stock	(3,852)	(6)
Other financing activities	95	464
Net cash used in financing activities	(2,625)	(15,033)

Net change in cash	—	(274)
Cash at beginning of period	—	274

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is still evaluating the impact of this ASU.

2. Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Denominator:
Weighted average common shares for basic earnings per share	17,647,936	17,800,056	17,748,863	17,776,500
Effect of dilutive securities	65,085	98,855	72,616	95,807
Weighted average common shares for diluted earnings per share	17,713,021	17,898,911	17,821,479	17,872,307

The weighted average common shares for diluted earnings per share exclude stock options to purchase 521,747 and 497,045 shares for the three months ended June 30, 2014 and 2013, respectively, and 484,949 and 549,525 shares for the six months ended June 30, 2014 and 2013, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3. Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At June 30, 2014 the Company’s goodwill balance was $17,520, representing 9.2% of total assets.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. At June 30, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement.

5.  Stockholders’ Equity

During the first and second quarter of 2014, the Board of Directors approved quarterly dividends of $0.11 per share and $0.12 per share, respectively, payable to stockholders. Dividends paid were $4,077 and $3,552 during the six months ended June 30, 2014 and 2013, respectively.

6. Stock Based Compensation

Stock Option Awards

There were no stock options granted during the first six months of 2014.

 Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 6, 2014, the Company awarded restricted stock units with a value of $50 to each non-employee director who was elected or re-elected, for an aggregate of 25,422 restricted stock units. Each award of restricted stock units vests at the date of the 2015 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Total stock-based compensation cost was $237 and $188 for the three months ended June 30, 2014 and 2013, respectively and $450 and $433 for the six months ended June 30, 2014 and 2013, respectively, and is included in salaries and commissions.

7. Commitments and Contingencies

As part of an acquisition made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $96 at June 30, 2014 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

  8. Subsequent Events

On August 5, 2014, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.12 per share, payable on August 29, 2014, to stockholders of record at the close of business on August 17, 2014.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3%	78.1%	78.3%	77.7%
Gross profit	21.7%	21.9%	21.7%	22.3%

Operating expenses:
Salaries and commissions	7.8%	7.8%	7.9%	8.1%
Other operating expenses	6.5%	6.4%	6.5%	6.5%
Depreciation and amortization	0.7%	0.8%	0.7%	0.8%
Total operating expenses:	15.0%	15.0%	15.2%	15.4%

Operating income	6.7%	6.9%	6.5%	6.8%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income before income taxes	6.3%	6.7%	6.2%	6.6%
Income taxes	2.4%	2.6%	2.4%	2.5%

Net income	3.9%	4.1%	3.8%	4.1%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended June 30, 2014 and 2013

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Sales	$103.5	$99.3	$4.1	4.2%

Our sales for the second quarter increased 4.2% to $103.5 million in 2014 from $99.3 million in 2013. These results reflect continued improved regional performances, including contributions from some regions that under-performed in 2013. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2014 were up 7% compared to 2013. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical increased 8%, or approximately 11% on a metals adjusted basis, over 2013. Maintenance, Repair, and Operations (“MRO”) grew 2%, or approximately 5% on a metals adjusted basis over 2013.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Gross profit	$22.4	$21.7	$0.7	3.3%
Gross margin	21.7%	21.9%	(0.2)%

Gross profit increased 3.3% to $22.4 million in 2014 from $21.7 million in 2013. The increase in gross profit was primarily attributed to the higher sales in 2014. Gross margin (gross profit as a percentage of sales) decreased to 21.7% in 2014 from 21.9% in 2013. This decrease was primarily due to an increase in the inventory reserve and lower vendor rebates partially offset by a slight increase in the gross margin on our products.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$8.1	$7.8	$0.3	3.5%
Other operating expenses	6.7	6.3	0.4	6.5%
Depreciation and amortization	0.8	0.8	0.0	0.5%
Total operating expenses	$15.6	$14.9	$0.7	4.7%

Operating expenses as a percent of sales	15.0%	15.0%	0.0%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.3 million primarily due to higher operations salary expense.

Other operating expenses increased $0.4 million primarily due to the addition of three new operating locations and higher property taxes in 2014.

Depreciation and amortization remained consistent between the periods.

Operating expenses as a percentage of sales remained consistent between the periods.

Interest Expense

Interest expense increased $0.1 million or 36.9% due to higher average debt levels. Average debt was $61.2 million in 2014 compared to $46.1 million in 2013. The average effective interest rate remained unchanged between the periods at 2.1%.

Income Taxes

Income tax expense decreased $0.1 million in 2014 compared to 2013. The effective income tax rate decreased to 38.4% in 2014 from 38.7% in 2013 due to a higher state tax rate in 2013.

 Net Income

 We achieved net income of $4.0 million in 2014 compared to $4.1 million in 2013, a decrease of 0.5%.

Comparison of the Six Months Ended June 30, 2014 and 2013

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Sales	$203.8	$193.6	$10.1	5.2%

Sales in the six month period ended June 30, 2014 increased 5.2% to $203.8 million from $193.6 million in the comparable 2013 period. We estimate sales increased approximately 7% when adjusted for metals price fluctuations. Sales in our core MRO sector were up 2% or 4% on a metals adjusted basis, as business conditions improved in select geographies. Our project business which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation and Mechanical, were up approximately 12% compared to the sluggish first six months of 2013. When adjusted for metals price fluctuation, we estimate our project sales were up 14% through the first six months of the year.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Gross profit	$44.1	$43.1	$1.0	2.4%
Gross margin	21.7%	22.3%	(0.6)%

Gross profit increased 2.4% to $44.1 million in 2014 from $43.1 million in 2013. The increase in gross profit was attributed to the increase in sales. Gross margin (gross profit as a percentage of sales) decreased to 21.7% in 2014 from 22.3% in 2013. This decrease is primarily attributed to an increase the inventory reserve, lower vendor rebates and higher freight costs.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$16.2	$15.8	$0.4	2.7%
Other operating expenses	13.2	12.6	0.6	5.0%
Depreciation and amortization	1.5	1.5	0.0	0.0%
Total operating expenses	$30.9	$29.9	$1.1	3.5%

Operating expenses as a percent of sales	15.2%	15.4%	(0.2)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased primarily due to higher operations salary expense.

Other operating expenses increased $0.6 million or 5.0% primarily due to three new operating locations and professional fees.

Depreciation and amortization remained consistent between periods.

Operating expenses as a percentage of sales decreased to 15.2% in 2014 from 15.4% in 2013 due to the operating leverage from higher sales.

Interest Expense

Interest expense increased 16.8% to $0.6 million in 2014 from $0.5 million in 2013 due to higher average debt levels. Average debt was $58.1 million in 2014 compared to $49.7 million in 2013. The average effective interest rate remained consistent between periods at 2.0%.

Income Taxes

Income tax expense remained consistent at $4.8 million between 2014 and 2013. The effective income tax rate increased to 38.4% in 2014 from 37.8% in 2013 due to a $0.2 million adjustment for an over accrual of state income taxes from a prior period that was recorded in 2013.

 Net Income

We achieved net income of $7.8 million in 2014 compared to $7.9 million in 2013, a decrease of 1.8%.

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

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, dividend payments, our stock repurchase program and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

•	the adequacy of available bank lines of credit;
•	cash flows generated from operating activities;
•	capital expenditures;
•	additional stock repurchases;
•	payment of dividends;
•	acquisitions; and
•	the ability to attract long-term capital with satisfactory terms

Comparison of the Six Months Ended June 30, 2014 and 2013

Our net cash provided by operating activities was $3.6 million for the six months ended June 30, 2014 compared to $15.4 million in 2013. Our net income decreased by $0.1 million or 1.8% to $7.8 million in 2014 from $7.9 million in 2013.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $6.6 million in the first half of 2014. Accrued and other current liabilities decreased $5.9 million due to lower accrued wire purchases and volume rebates to our customers. Accounts receivable increased $3.6 million due to higher sales. Book overdraft, which is funded by our revolving credit facility as soon as the related vendor checks clear our disbursement account, decreased $2.2 million and accounts payable decreased by $2.0 million due to lower inventory. Partially offsetting these uses of cash was an $8.0 million reduction of inventory.

Net cash used in investing activities was $0.9 million in 2014 compared to $0.6 million in 2013. The increase was primarily attributable to the purchase of machinery and equipment used in operations and the renovation of a facility purchased in December 2013 which will be used to consolidate four existing Southwest Wire Rope locations later in 2014.

Net cash used in financing activities was $2.6 million in 2014 compared to $15.0 million in 2013. Net borrowings on the revolver of $5.2 million, the payment of dividends of $4.1 million and the purchase of treasury stock of $3.9 million were the main components of financing activities in 2014.

Indebtedness

Our principal source of liquidity at June 30, 2014 was working capital of $129.2 million compared to $123.3 million at December 31, 2013. We also had additional available borrowing capacity of approximately $46.8 million at June 30, 2014 and $50.7 million at December 31, 2013 under our loan agreement.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, continue to fund our dividend payments and stock repurchase program, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may decide to issue additional shares of common or preferred stock to raise funds.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of June 30, 2014, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2014:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$53,161	$—	$53,161	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As of June 30, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2014 pursuant to the Company’s stock repurchase program. The program has no expiration date.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
April 1 – 30, 2014	141,932	$12.69	141,932	$22,346,443
May 1 – 31, 2014	60,951	12.06	60,951	21,611,379
June 1 – 30, 2014	40,400	12.06	40,400	21,124,291
Total	243,283	$12.43	243,283

(1)	The board authorized a stock repurchase program of $25 million in March 2014.

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

Date: August 7, 2014	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

