Form 10-Q
period 2014-09-30
Houston Wire & Cable CO
filed 2014-11-06
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At November 3, 2014 there were 17,521,640 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2014

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$65,488	$60,408
Inventories, net	86,097	96,107
Deferred income taxes	3,258	2,591
Income taxes	299	420
Prepaids	1,102	762
Total current assets	156,244	160,288

Property and equipment, net	8,842	7,974
Intangible assets, net	8,934	10,234
Goodwill	17,520	17,520
Other assets	133	159
Total assets	$191,673	$196,175

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$3,728	$4,594
Trade accounts payable	13,462	13,637
Accrued and other current liabilities	12,536	18,772
Total current liabilities	29,726	37,003

Debt	50,508	47,952
Other long term obligations	96	97
Deferred income taxes	227	429
Total liabilities	80,557	85,481

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,568,540 and 17,954,032 outstanding at September 30, 2014, and December 31, 2013, respectively	21	21
Additional paid-in-capital	55,689	55,642
Retained earnings	109,674	104,607
Treasury stock	(54,268)	(49,576)
Total stockholders' equity	111,116	110,694

Total liabilities and stockholders' equity	$191,673	$196,175

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$96,721	$95,214	$300,481	$288,850
Cost of sales	75,644	74,292	235,261	224,824
Gross profit	21,077	20,922	65,220	64,026

Operating expenses:
Salaries and commissions	7,656	7,636	23,840	23,388
Other operating expenses	6,702	6,539	19,922	19,135
Depreciation and amortization	739	741	2,242	2,244
Impairment of goodwill	—	7,562	—	7,562
Total operating expenses	15,097	22,478	46,004	52,329

Operating income (loss)	5,980	(1,556)	19,216	11,697
Interest expense	253	228	866	753
Income (loss) before income taxes	5,727	(1,784)	18,350	10,944
Income taxes	2,199	1,378	7,046	6,191
Net income (loss)	$3,528	$(3,162)	$11,304	$4,753

Earnings (loss) per share:
Basic	$0.20	$(0.18)	$0.64	$0.27
Diluted	$0.20	$(0.18)	$0.64	$0.27
Weighted average common shares outstanding:
Basic	17,520,810	17,830,813	17,672,010	17,794,803
Diluted	17,608,402	17,830,813	17,749,708	17,891,942

Dividend declared per share	$0.12	$0.11	$0.35	$0.31

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013

Operating activities
Net income	$11,304	$4,753
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	7,562
Depreciation and amortization	2,242	2,244
Amortization of unearned stock compensation	633	669
Provision for inventory obsolescence	905	397
Deferred income taxes	(906)	(1,416)
Other non-cash items	(28)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(5,038)	(1,059)
Inventories	9,105	4,029
Book overdraft	(866)	4,039
Trade accounts payable	(175)	1,669
Accrued and other current liabilities	(6,371)	(2,615)
Income taxes	105	(557)
Other operating activities	(329)	(129)
Net cash provided by operating activities	10,581	19,571

Investing activities
Expenditures for property and equipment	(1,810)	(782)
Net cash used in investing activities	(1,810)	(782)

Financing activities
Borrowings on revolver	303,870	287,223
Payments on revolver	(301,314)	(301,286)
Payment of dividends	(6,173)	(5,509)
Purchase of treasury stock	(5,333)	(6)
Other financing activities	179	515
Net cash used in financing activities	(8,771)	(19,063)

Net change in cash	—	(274)
Cash at beginning of period	—	274

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share data)

1. Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through twenty-two locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is still evaluating the impact of this ASU on its financial position and results of operations, and assessing which implementation method it will apply.

2. Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Denominator:
Weighted average common shares for basic earnings per share	17,520,810	17,830,813	17,672,010	17,794,803
Effect of dilutive securities	87,592	—	77,698	97,139
Weighted average common shares for diluted earnings per share	17,608,402	17,830,813	17,749,708	17,891,942

The weighted average common shares for diluted earnings per share exclude stock options to purchase 452,475 and 815,918 shares for the three months ended September 30, 2014 and 2013, respectively, and 489,313 and 472,280 shares for the nine months ended September 30, 2014 and 2013, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3. Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At September 30, 2014 the Company’s goodwill balance was $17,520 representing 9.1% of total assets. During the third quarter of 2013, the Company recorded a non-cash goodwill impairment charge of $7,562.

4. Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (as amended, “2011 Loan Agreement”), with certain lenders and Bank of America, N.A., as agent, and the Company, as guarantor, executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2011 Loan Agreement provides for a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) option and expires on September 30, 2016. The 2011 Loan Agreement is secured by a lien on substantially all the property of the Company, other than real estate. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. On November 3, 2014, an availability-based covenant was added as an alternative to the existing fixed charge coverage ratio. (See Note 8) At September 30, 2014, the Company was in compliance with the financial covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates, which is a Level 2 measurement as defined in ASC Topic 820, Fair Value Measurement.

5.  Stockholders’ Equity

During the first three quarters of 2014, the Board of Directors approved quarterly dividends of $0.11 per share, $0.12 per share and $0.12 per share, respectively, payable to stockholders. Dividends paid were $6,173 and $5,509 during the nine months ended September 30, 2014 and 2013, respectively.

6. Stock Based Compensation

Stock Option Awards

There were no stock options granted during the first nine months of 2014.

 Restricted Stock Awards and Restricted Stock Units

On September 11, 2014 and February 10, 2014, the Company granted 5,000 and 20,000 voting shares, respectively, of restricted stock under the Company’s 2006 Stock Plan to three members of management. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the respective date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

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

Total stock-based compensation cost was $183 and $236 for the three months ended September 30, 2014 and 2013, respectively and $633 and $669 for the nine months ended September 30, 2014 and 2013, respectively, and is included in salaries and commissions.

7. Commitments and Contingencies

As part of an acquisition made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $96 at September 30, 2014 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 4 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

8. Subsequent Events

On November 4, 2014, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.12 per share, payable on November 28, 2014, to stockholders of record at the close of business on November 16, 2014.

On November 3, 2014, the Second Amendment (the Amendment) to the Company’s Third Amended and Restated Loan and Security Agreement was executed. The Amendment added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. A copy of the Amendment is filed as an exhibit to this 10-Q.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.2%	78.0%	78.3%	77.8%
Gross profit	21.8%	22.0%	21.7%	22.2%

Operating expenses:
Salaries and commissions	7.9%	8.0%	7.9%	8.1%
Other operating expenses	6.9%	6.9%	6.6%	6.6%
Depreciation and amortization	0.8%	0.8%	0.7%	0.8%
Impairment of goodwill	0.0%	7.9%	0.0%	2.6%
Total operating expenses:	15.6%	23.6%	15.3%	18.1%

Operating income (loss)	6.2%	(1.6)%	6.4%	4.0%
Interest expense	0.3%	0.2%	0.3%	0.3%

Income (loss) before income taxes	5.9%	(1.9)%	6.1%	3.8%
Income taxes	2.3%	1.4%	2.3%	2.1%

Net income (loss)	3.6%	(3.3)%	3.8%	1.6%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended September 30, 2014 and 2013

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Sales	$96.7	$95.2	$1.5	1.6%

Our sales for the third quarter increased 1.6% to $96.7 million in 2014 from $95.2 million in 2013. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2014 were up approximately 3% compared to the third quarter of 2013. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, are estimated to have increased 12%, or 14% on a metals adjusted basis, over 2013. Maintenance, Repair, and Operations (MRO) fell approximately 4%, or 3% when adjusted for metals over 2013, as overall demand was inconsistent in several regions.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Gross profit	$21.1	$20.9	$0.2	0.7%
Gross margin	21.8%	22.0%	(0.2)%

Gross profit increased 0.7% to $21.1 million in 2014 from $20.9 million in 2013. The increase in gross profit was primarily attributed to the higher sales in 2014. Gross margin (gross profit as a percentage of sales) decreased to 21.8% in 2014 from 22.0% in 2013. This decrease was primarily due to an increase in customer rebates and freight costs partially offset by a slight increase in product gross margin.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$7.7	$7.6	$0.0	0.3%
Other operating expenses	6.7	6.5	0.2	2.5%
Depreciation and amortization	0.7	0.7	0.0	(0.3)%
Impairment of goodwill	0.0	7.6	(7.6)	(100.0)%
Total operating expenses	$15.1	$22.5	$(7.4)	(32.8)%

Operating expenses as a percent of sales	15.6%	23.6%	(8.0)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased less than $0.1 million between the periods.

Other operating expenses increased $0.2 million primarily due to higher property taxes and the addition of two new operating locations in 2014.

Depreciation and amortization remained consistent between the periods.

Impairment of goodwill relates to the Southern Wire reporting unit.

Operating expenses as a percentage of sales decreased to 15.6% in 2014 from 23.6% in 2013. This decrease was primarily related to the impairment of goodwill in 2013.

Interest Expense

Interest expense was nearly flat between the periods. Average debt was $52.1 million in 2014 compared to $45.6 million in 2013. The average effective interest rate remained unchanged between the periods at 2.1%.

Income Taxes

Income tax expense increased to $2.2 million in 2014 compared to $1.4 million in 2013, an increase of 59.6%. There was a pre-tax loss and income tax expense for the quarter ended September 30, 2013 due to the non-deductible portion of the goodwill impairment.

Net Income

We achieved net income of $3.5 million in 2014 compared to a net loss of $3.2 million in 2013. The loss in 2013 was primarily related to the impairment of goodwill.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Sales	$300.5	$288.9	$11.6	4.0%

Sales in the nine month period ended September 30 increased 4.0% to $300.5 million from $288.9 million in the comparable 2013 period. We estimate sales increased approximately 5% when adjusted for metals price fluctuations. Our project business, which includes our key growth initiatives encompassing, Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation and Mechanical Wire Rope, were estimated to have increased 12%, or 13% when adjusted for metals; compared to the first nine months of 2013. Sales in our core MRO sector were nearly flat with the prior year period or up 1% when adjusted for metals.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Gross profit	$65.2	$64.0	$1.2	1.9%
Gross margin	21.7%	22.2%	(0.5)%

Gross profit increased 1.9% to $65.2 million in 2014 from $64.0 million in 2013. The increase in gross profit was attributed to the increase in sales. Gross margin (gross profit as a percentage of sales) decreased to 21.7% in 2014 from 22.2% in 2013. This decrease is primarily attributed to higher freight costs, an increase to the inventory reserve, lower vendor rebates and higher customer rebates.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$23.8	$23.4	$0.5	1.9%
Other operating expenses	19.9	19.1	0.8	4.1%
Depreciation and amortization	2.2	2.2	0.0	(0.1)%
Impairment of goodwill	0.0	7.6	(7.6)	(100.0)%
Total operating expenses	$46.0	$52.3	$(6.3)	(12.1)%

Operating expenses as a percent of sales	15.3%	18.1%	(2.8)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased due to higher operations salary expense and higher commissions.

Other operating expenses increased $0.8 million or 4.1% primarily due to the addition of two new operating locations, higher professional fees and property taxes.

Depreciation and amortization remained consistent between periods.

Impairment of goodwill relates to the Southern Wire reporting unit.

Operating expenses as a percentage of sales decreased to 15.3% in 2014 from 18.1% in 2013 due to the absence of a goodwill impairment charge in 2014 partially offset by higher salaries and commissions and other operating expenses.

Interest Expense

Interest expense increased 15.0% to $0.9 million in 2014 from $0.8 million in 2013 due primarily to higher average debt levels. Average debt was $56.1 million in 2014 compared to $48.3 million in 2013. The average effective interest rate increased slightly to 2.0% in 2014 from 1.9% in 2013.

Income Taxes

Income tax expense increased 13.8% to $7.0 million in 2014 from $6.2 million in 2013. The effective income tax rate decreased to 38.4% in 2014 from 56.6% in 2013 primarily due to the non-deductible portion of the impairment of goodwill in 2013.

 Net Income

We achieved net income of $11.3 million in 2014 compared to $4.8 million in 2013, an increase of 137.8%.

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

Comparison of the Nine Months Ended September 30, 2014 and 2013

Our net cash provided by operating activities was $10.6 million for the nine months ended September 30, 2014 compared to $19.6 million in 2013. Our net income increased by $6.6 million or 137.8% to $11.3 million in 2014 from $4.8 million in 2013.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $3.6 million in 2014. Accrued and other current liabilities decreased $6.4 million due to lower accrued wire purchases and volume rebates to our customers. Accounts receivable increased $5.0 million due to higher sales. Partially offsetting these uses of cash was a reduction of inventory totaling $9.1 million.

Net cash used in investing activities was $1.8 million in 2014 compared to $0.8 million in 2013. The increase was primarily attributable to the renovation of a facility purchased in December 2013 which will be used to consolidate four existing Southwest Wire Rope locations in the first quarter of 2015.

Net cash used in financing activities was $8.8 million in 2014 compared to $19.1 million in 2013. The payment of dividends of $6.2 million and the purchase of treasury stock of $5.3 million partially offset by net borrowings on the revolver of $2.6 million were the main components of financing activities in 2014.

Indebtedness

Our principal source of liquidity at September 30, 2014 was working capital of $126.5 million compared to $123.3 million at December 31, 2013. We also had additional available borrowing capacity of approximately $49.5 million at September 30, 2014 and $50.7 million at December 31, 2013 under our loan agreement.

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

Loan and Security Agreement

On September 30, 2011, we entered into a Third Amended and Restated Loan and Security Agreement (as amended, the “2011 Loan Agreement”) with certain lenders and Bank of America, N.A., as agent. The 2011 Loan Agreement provides for a $100 million revolving credit facility and expires on September 30, 2016. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves. The 2011 Loan Agreement is secured by a lien on substantially all our property, other than real estate.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. On November 3, 2014, an availability-based covenant was added as an alternative to the existing fixed charge coverage ratio. (See Note 8) As of September 30, 2014, we were in compliance with all financial covenants.

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2014:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$50,508	$—	$50,508	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

As of September 30, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2014

.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
July 1 – 31, 2014	39,905	$12.39	39,905	$20,629,965
August 1 – 31, 2014	39,375	12.66	39,375	20,131,376
September 1 – 30, 2014	38,368	12.70	38,368	19,644,134
Total	117,648	$12.58	117,648

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Second Amendment to the Houston Wire & Cable Company Third Amended and Restated Loan and Security Agreement, dated as of November 3, 2014.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Second Amendment to the Houston Wire & Cable Company Third Amended and Restated Loan and Security Agreement, dated as of November 3, 2014.

