Form 10-K
period 2014-12-31
Houston Wire & Cable CO
filed 2015-03-12
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES   ☐                 NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2014 was $215,790,429.

At March 2, 2015, there were 17,423,315 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest providers of electrical and mechanical wire and cable, hardware and related services to the U.S. market. We provide our customers with a single-source solution for these items by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and the customer. The breadth and depth of wire and cable and related hardware that we offer, requires significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom slings and harnesses, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

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

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. On June 25, 2010, we purchased Southwest Wire Rope LP, its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire and on January 1, 2011, merged the acquired businesses into our operating subsidiary. We have no other business activity.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cord; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, steel wire rope and wire rope slings, as well as synthetic fiber rope slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, construction, infrastructure, oilfield services, petrochemical, transportation, utility, and wastewater treatment.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States. We have targeted three of these markets—the utility, industrial and infrastructure markets—in our sales and marketing initiatives.

Utility Market.     The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. According to Industrial Information Resources’ (“IIR’s”) 2015 Global Industrial Outlook, 2015 spending within the United States power market is expected to be $68.9 billion, up over 8% from 2014 estimates. While we are not a significant distributor of power lines used for the transmission of electricity, we sell many products used in the construction of a power plant and the related pollution control equipment. As such we are positioned to benefit from expenditures for new power generation needed to satisfy a growing population with increasing energy demands and to comply with federal mandates to reduce toxic outputs from power generating facilities. We expect to benefit from this trend as our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. These upgrades often require the addition of highly-engineered and capital-intensive environmental compliance devices such as selective catalytic reduction (SCR) and flue gas desulfurization (FGD) systems to remove harmful emissions from existing power generation units. These projects require the specialty instrumentation, power and control wire and cable that we distribute.

Industrial Market.     The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. According to IIR’s 2015 Global Industrial Outlook, the 2015 projected total industrial spending within the United States is expected to be $217.7 billion, up 3% over 2014 spend. We provide a wide variety of products specifically designed for use in manufacturing, metal/mineral, and oil and gas upstream, midstream and downstream markets.

Infrastructure Market.      Investments in the development, construction and maintenance of infrastructure markets including education and health care; air, ground and rail transportation; telecommunications, and wastewater are expected to continue to improve from post-recession lows that resulted from public funding shortfalls and budget constraints. Certain segments such as transportation, rail and telecommunications have been identified as candidates for growth in 2015. According to the American Road & Transportation Builders Association (ARTBA), the overall U.S. transportation infrastructure construction market is estimated to grow approximately 3% from $185.9 billion in 2014 to $191.7 billion in 2015. Furthermore, health care and educational institutions are forecasting construction spending to increase in 2015 by 5% and 3% respectively, according to FMI’s Research Services Group. With ongoing advancements in telecommunications technology and growing U.S. demand for greater bandwidth, FMI is also forecasting a 7% increase in the communications market after a 3% decline in 2014. The infrastructure growth projections are opportunities for our product and service offering.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from the original location in Houston, Texas to twenty-two locations nationwide, which includes five third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2014, we served approximately 6,300 customers, shipping approximately 42,000 SKU’s to approximately 10,500 customer locations nationwide. No customer represented 10% or more of our 2014 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our products, we have strategically concentrated our purchases of electrical wire and cable with five leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2014, approximately 54% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top five suppliers in 2014 were Belden Inc., General Cable Corporation, Lake Cable LLC, Nexans Energy USA, Inc. and Southwire Company.

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

Employees

At December 31, 2014, we had 360 employees. Our sales and marketing staff accounted for 159 employees, including 42 field sales personnel and 88 inside sales and technical support personnel.

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

Copper, steel, aluminum and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, as commodity costs increase, our customers may delay or decrease their purchases of our products. To the extent commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected.

Our sales are impacted by the level of oil and gas drilling activity.

We estimate that approximately one-third of our sales are to the oil and gas markets. MRO and project demand for our products and services in these markets could reduce with decreases in the price of oil, and its effect on exploration and production.

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

In 2014, our ten largest customers accounted for approximately 40% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2014, we sourced products from approximately 300 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2014 approximately 54% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of James L. Pokluda III, our President and Chief Executive Officer, and Nicol G. Graham, our Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers and key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers and key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

If we encounter difficulties with our management information systems, including cyber attacks, we would experience problems managing our business.

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

We operate in a highly competitive industry. We compete directly with national, regional and local providers of wire and cable and related hardware. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from economic conditions and the industry trend toward consolidation could adversely affect our growth and profit margins.

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

Acquisitions involve numerous possible risks, including unforeseen difficulties in integrating operations, technologies, services, accounting and personnel; the diversion of financial and management resources from existing operations; unforeseen difficulties related to entering geographic regions or target markets where we do not have prior experience; the potential loss of key employees; and the inability to generate sufficient profits to offset acquisition or investment-related expenses. If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate, and goodwill impairments may result.

We are anticipating growth in the businesses we acquired in 2010. However, the investment in the Southern Wire reporting unit had a goodwill impairment during 2013 as it did not meet its financial objectives as of that date. Future goodwill impairments may result, should the acquired businesses not achieve their growth or profitability targets.

We may be subject to product liability claims that could be costly and time consuming.

We sell wire and cable and related hardware. As a result, from time to time we have been named as defendants in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, if manufacturers' warranties and indemnities and our insurance coverage are not available or inadequate to cover every claim, it could have an adverse effect on our operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-two distribution centers strategically located throughout the United States with approximately 820,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters and a facility purchased in December 2013 in which, following extensive building modifications, the four existing Houston operations of Southwest Wire Rope will be consolidated in the second quarter of 2015. We also own two facilities in Louisiana. All of the other facilities are leased, including five from third-party logistics providers. Fifteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	50	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	62	Chief Financial Officer, Treasurer and Secretary since 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of February 11, 2015, there were 2,181 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2014:
First quarter	$14.47	$12.58
Second quarter	$13.34	$11.29
Third quarter	$13.26	$11.92
Fourth quarter	$14.00	$11.51

Year ended December 31, 2013:
First quarter	$12.97	$10.89
Second quarter	$14.82	$12.70
Third quarter	$15.07	$12.25
Fourth quarter	$14.49	$12.42

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2014. For further information regarding our stock repurchase activity, see Note 6 to our Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 – 31, 2014	45,100	$12.30	45,100	$19,089,314
November 1 – 30, 2014	33,693	$13.26	33,693	$18,642,692
December 1 – 31, 2014	41,385	$12.33	41,385	$18,132,372
Total	120,178	$12.58	120,178

________________

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Stock Performance Graph

The following graph compares the total stockholder return on our common stock with the total return on the NASDAQ US Index and the Russell 2000 Index.  We believe the Russell 2000 Index includes companies with market capitalization comparable to ours.  Houston Wire & Cable Company has a unique niche in the marketplace, due to the size and scope of our business platform, and we are unable to identify peer issuers, as the public companies within our industry are substantially more diversified than we are.

Total return is based on an initial investment of $100 on January 1, 2009, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We have paid a quarterly cash dividend since August 2007. From February 2008 through February 2011, our quarterly cash dividend was $0.085 per share, from May 2011 through February 2013 was $0.09 per share and from May 2013 through February 2014 was $0.11 per share. Beginning in May 2014, the Board of Directors approved a quarterly cash dividend of $0.12 per share. For the years ended December 31, 2014 and 2013, cash dividends were $0.47 and $0.42 per share, resulting in total dividends paid of $8.3 million and $7.5 million, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2014	2013		2012	2011	2010
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$390,011	$383,292		$393,036	$396,410	$308,522
Cost of sales	304,073	298,633		306,017	307,515	245,932
Gross profit	85,938	84,659		87,019	88,895	62,590

Operating expenses:
Salaries and commissions	31,196	30,946		30,013	28,053	25,281
Other operating expenses	26,400	26,068		25,139	24,513	20,565
Depreciation and amortization	2,919	2,978		2,941	2,952	1,738
Impairment of goodwill	—	7,562		—	—	—
Total operating expenses	60,515	67,554		58,093	55,518	47,584

Operating income	25,423	17,105		28,926	33,377	15,006
Interest expense	1,168	992		1,252	1,424	844

Income before income taxes	24,255	16,113		27,674	31,953	14,162
Income tax provision	9,283	8,211		10,635	12,276	5,543

Net income	$14,972	$7,902	(1)	$17,039	$19,677	$8,619

Earnings per share:
Basic	$0.85	$0.44	(1)	$0.96	$1.11	$0.49
Diluted	$0.85	$0.44	(1)	$0.96	$1.11	$0.49

Weighted average common shares outstanding :
Basic	17,605,290	17,805,464		17,723,277	17,679,524	17,657,682
Diluted	17,683,931	17,900,372		17,815,401	17,801,134	17,710,123

_________________

(1)	2013 net income excluding the after tax impact of the impairment of goodwill was $14,594, and basic and fully diluted earnings per share were each $0.82.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$274	$—	$—
Accounts receivable, net	$61,599	$60,408	$65,892	$59,731	$67,838
Inventories, net	$88,958	$96,107	$84,662	$69,517	$67,503
Total assets	$189,813	$196,175	$197,155	$179,153	$185,490
Book overdraft (1)	$3,113	$4,594	$—	$2,270	$3,055
Total debt	$53,847	$47,952	$58,588	$47,967	$54,825
Stockholders’ equity	$111,307	$110,694	$109,080	$97,338	$85,720

___________________

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.

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

Overview

Since our founding almost 40 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 6,300 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, construction, oilfield services, infrastructure, petrochemical, transportation, utility, wastewater treatment, marine construction and marine transportation.

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

Reserve for Returns and Allowances

We estimate the gross profit impact of returns and allowances for previously recorded sales. This reserve is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2014 would have resulted in a change in income before income taxes of less than $0.1 million.

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2014 would have resulted in a change in income before income taxes of $0.9 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased trade names and customer relationships. Trade names are not being amortized and are treated as indefinite lived assets. Trade names are tested for recoverability on an annual basis in October of each year. The annual test for 2014 showed no indication of impairment. If this test had indicated that an impairment had occurred, we would have recognized the loss in operating income. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2014 would have resulted in a change in income before income taxes of $1.4 million for the year ended December 31, 2014.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2014, our goodwill balance was $17.5 million, representing 9.2% of our total assets.

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

The second and third steps that we use to evaluate goodwill for impairment involve the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans. In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective company.

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

An impairment test was performed during the third quarter of 2014 and no indications of impairment were determined.

During the third quarter of 2013 and prior to the annual impairment test of goodwill at October 1, 2013, the Company concluded that impairment indicators existed at the Southern Wire reporting unit, due to a decline in the overall financial performance and overall market demand. The carrying value of the Southern Wire reporting unit’s goodwill was $20.1 million and its implied fair value resulting from the impairment test was less than the carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the year ended December 31, 2013.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2014, 2013 and 2012.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	78.0%	77.9%	77.9%
Gross profit	22.0%	22.1%	22.1%

Operating expenses:
Salaries and commissions	8.0%	8.1%	7.6%
Other operating expenses	6.8%	6.8%	6.4%
Depreciation and amortization	0.7%	0.8%	0.7%
Impairment of goodwill	—%	2.0%	—%
Total operating expenses	15.5%	17.6%	14.8%

Operating income	6.5%	4.5%	7.4%
Interest expense	0.3%	0.3%	0.3%
Income before income taxes	6.2%	4.2%	7.0%
Income tax provision	2.4%	2.1%	2.7%

Net income	3.8%	2.1%	4.3%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of Years Ended December 31, 2014 and 2013

Sales

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Sales	$390.0	$383.3	$6.7	1.8%

Our sales in 2014 increased 1.8% to $390.0 million from $383.3 million in 2013. When adjusted for the fluctuation in metal prices, revenues for the 2014 fiscal year increased approximately 4% compared to 2013 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was up approximately 9% on a metals-adjusted basis. Maintenance, repair, and operations (MRO) business grew at approximately 1% on a metals-adjusted basis.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Gross profit	$85.9	$84.7	$1.3	1.5%
Gross profit as a percent of sales	22.0%	22.1%	(0.1)%

Gross profit increased 1.5% to $85.9 million in 2014 from $84.7 million in 2013. The increase in gross profit was primarily attributed to the increase in sales. Gross margin (gross profit as a percentage of sales) decreased slightly to 22.0% in 2014 from 22.1% in 2013.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$31.2	$30.9	$0.3	0.8%
Other operating expenses	26.4	26.1	0.3	1.3%
Depreciation and amortization	2.9	3.0	(0.1)	(2.0)%
Impairment of goodwill	—	7.6	(7.6)	(100.0)%
Total operating expenses	$60.5	$67.6	$(7.0)	(10.4)%

Operating expenses as a percent of sales	15.5%	17.6%	(2.1)%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased 0.8% to $31.2 million in 2014 from $30.9 million in 2013. Commissions increased $0.8 million as certain salespersons and managers exceeded targets and some managers received bonuses. Salaries decreased $0.5 million due to our cost savings initiative.

Other Operating Expenses. Other operating expenses increased 1.3% to $26.4 million in 2014 from $26.1 million in 2013 primarily due to increased costs of the distribution network including the addition of two new operating locations, partially offset by lower benefits and employee related expenses as the full-time employee headcount decreased.

Depreciation and Amortization. Depreciation and amortization decreased 2.0% to $2.9 million in 2014 from $3.0 million in 2013.

Impairment of Goodwill. The Company recorded a non-cash goodwill impairment charge in 2013 with respect to its Southern Wire reporting unit. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales decreased to 15.5% in 2014 from 17.6% in 2013 due to the absence of a goodwill impairment charge in 2014 partially offset by higher salaries and commissions, and other operating expenses.

Interest Expense

Interest expense increased 17.7% to $1.2 million in 2014 from $1.0 million in 2013 due to higher average debt and a higher effective interest rate. Average debt was $55.6 million in 2014 compared to $47.8 million in 2013. The average effective interest rate increased to 2.1% in 2014 from 1.9% in 2013. This increase was primarily due to the higher applicable London Interbank Offered Rate (“LIBOR”) spread as a result of the lower availability under the loan agreement in 2014.

Income Tax Expense

Income tax expense increased 13.1% to $9.3 million in 2014 compared to $8.2 million in 2013. The effective income tax rate decreased to 38.3% in 2014 from 51.0% in 2013 primarily due to the non-deductible portion of the goodwill impairment charge in 2013.

Net Income

We achieved net income of $15.0 million in 2014 compared to $7.9 million in 2013, an increase of 89.5%, primarily due to the non-cash goodwill impairment in 2013.

Comparison of Years Ended December 31, 2013 and 2012

Sales

	Year Ended
	December 31,
(Dollars in millions)	2013	2012	Change
Sales	$383.3	$393.0	$(9.7)	(2.5)%

Our sales in 2013 decreased 2.5% to $383.3 million from $393.0 million in 2012. When adjusted for the fluctuation in metal prices, revenues for the 2013 fiscal year were unchanged compared to 2012 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was down approximately 16%, or 14% on a metals-adjusted basis, primarily due to delays in project starts and market uncertainty. MRO business grew approximately 5%, or 7% on a metals-adjusted basis, for the year.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2013	2012	Change
Gross profit	$84.7	$87.0	$(2.4)	(2.7)%
Gross profit as a percent of sales	22.1%	22.1%	(0.0)%

Gross profit decreased 2.7% to $84.7 million in 2013 from $87.0 million in 2012. The decrease in gross profit was primarily attributed to the decrease in sales. The gross margin remained consistent at 22.1% between the periods.

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

Impairment of Goodwill. The Company recorded a non-cash goodwill impairment charge in 2013 with respect to its Southern Wire reporting unit. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 17.6% in 2013 from 14.8% in 2012. This increase primarily relates to the impairment of goodwill, as well as higher operations cost and personnel costs.

Interest Expense

Interest expense decreased 20.8% to $1.0 million in 2013 from $1.3 million in 2012 due to lower average interest rates, lower average debt and a higher percentage of the debt in LIBOR borrowings. Average debt was $47.8 million in 2013 compared to $58.0 million in 2012. The average effective interest rate decreased to 1.9% in 2013 from 2.1% in 2012. This decrease was primarily due to a lower applicable LIBOR spread as a result of the higher availability under the loan agreement in 2013.

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum and petrochemical products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate decreasing metal prices negatively impacted sales by approximately 3% in 2014. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately four times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding calendar quarter. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of Years Ended December 31, 2014 and 2013

Our net cash provided by operating activities was $11.3 million in 2014 compared to $20.7 million in 2013. Our net income increased by $7.1 million or 89.5% to $15.0 million in 2014 from $7.9 million in 2013.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $7.5 million in 2014. Trade accounts payable decreased $5.6 million primarily due to lower inventory. Accrued and other current liabilities decreased $5.6 million primarily due to lower accrued wire purchases. Partially offsetting these uses of cash was the decrease in inventory totaling $6.1 million.

Net cash used in investing activities was $2.2 million in 2014 compared to $3.4 million in 2013. The decrease was primarily attributable to the purchase of a building in December 2013. The building is currently undergoing renovation, which is expected to be substantially complete in the second quarter of 2015, and will be used to consolidate four existing Southwest Wire Rope locations.

Net cash used in financing activities was $9.1 million in 2014 compared to $17.6 million in 2013. The payment of dividends of $8.3 million and the purchase of treasury stock of $6.9 million partially offset by net borrowings on the revolver of $5.9 million were the main components of financing activities in 2014.

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

Net cash used in investing activities was $3.4 million in 2013 compared to $1.0 million in 2012. The increase was primarily attributable to the purchase of a new building in December 2013 which will be used to consolidate four existing Southwest Wire Rope locations.

Net cash used in financing activities was $17.6 million in 2013 compared to net cash provided by financing activities of $4.3 million in 2012. Net payments on the revolver of $10.6 million and the payment of dividends of $7.5 million were the main components of financing activities in 2013.

Indebtedness

Our principal source of liquidity at December 31, 2014 was working capital of $130.1 million compared to $123.3 million at December 31, 2013. We also had available borrowing capacity under our loan agreement in the amount of $42.4 million at December 31, 2014 and $50.7 million at December 31, 2013.

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

Loan and Security Agreement

On September 30, 2011, we entered into a Third Amended and Restated Loan and Security Agreement (the “2011 Loan Agreement”) with certain lenders and Bank of America, N.A., as agent. The 2011 Loan Agreement provides for a $100 million revolving credit facility and expires on September 30, 2016. Availability under the 2011 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves. The 2011 Loan Agreement is secured by a lien on substantially all of our property, other than real estate.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. On November 3, 2014, we entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. As of December 31, 2014, we met the availability-based covenant.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2014.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$53,847	$—	$53,847	$—	$—
Operating lease obligations	7,760	2,545	3,643	1,487	85
Non-cancellable purchase obligations (1)	38,742	38,742	—	—	—
Total	$100,349	$41,287	$57,490	$1,487	$85

_________________

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2014. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $2.2 million, $3.4 million and $1.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2013 was primarily due to the $2.5 million purchase of a facility which will be used to consolidate the Southwest Wire Rope operations in Houston. The 2014 expenditures primarily relate to the renovation and build out of the facility acquired in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2011 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2014, the weighted average interest rate on our $53.8 million of variable interest debt was approximately 1.9%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2014 borrowing levels, a 1.0% change in the applicable interest rates would have a $0.5 million effect on our annual interest expense.

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

Climate Risk

Our operations are subject to inclement weather conditions including hurricanes, earthquakes and abnormal weather events. Our previous experience from these events has had a minimal effect on our operations.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 12, 2015

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$61,599	$60,408
Inventories, net	88,958	96,107
Deferred income taxes	3,188	2,591
Income taxes	219	420
Prepaids	565	762
Total current assets	154,529	160,288

Property and equipment, net	8,954	7,974
Intangible assets, net	8,501	10,234
Goodwill	17,520	17,520
Other assets	309	159
Total assets	$189,813	$196,175

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,113	$4,594
Trade accounts payable	7,993	13,637
Accrued and other current liabilities	13,282	18,772
Total current liabilities	24,388	37,003

Debt	53,847	47,952
Other long-term obligations	96	97
Deferred income taxes	175	429
Total liabilities	78,506	85,481

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,508,015 and 17,954,032 shares outstanding at December 31, 2014 and 2013, respectively	21	21
Additional paid-in capital	54,871	55,642
Retained earnings	111,233	104,607
Treasury stock	(54,818)	(49,576)
Total stockholders’ equity	111,307	110,694

Total liabilities and stockholders’ equity	$189,813	$196,175

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012

	(In thousands, except share and per share data)

Sales	$390,011	$383,292	$393,036
Cost of sales	304,073	298,633	306,017
Gross profit	85,938	84,659	87,019

Operating expenses:
Salaries and commissions	31,196	30,946	30,013
Other operating expenses	26,400	26,068	25,139
Depreciation and amortization	2,919	2,978	2,941
Impairment of goodwill	—	7,562	—
Total operating expenses	60,515	67,554	58,093

Operating income	25,423	17,105	28,926
Interest expense	1,168	992	1,252
Income before income taxes	24,255	16,113	27,674
Income tax provision	9,283	8,211	10,635
Net income	$14,972	$7,902	$17,039

Earnings per share:
Basic	$0.85	$0.44	$0.96
Diluted	$0.85	$0.44	$0.96

Weighted average common shares outstanding:
Basic	17,605,290	17,805,464	17,723,277
Diluted	17,683,931	17,900,372	17,815,401

Dividends declared per share	$0.47	$0.42	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)

Balance at December 31, 2011	20,988,952	$21	$55,760	$93,588	(3,177,146)	$(52,031)	$97,338
Net income	—	—	—	17,039	—	—	17,039
Exercise of stock options, net	—	—	(395)	—	27,977	532	137
Excess tax benefit (deficiency)	—	—	22	—	—	—	22
Amortization of unearned stock compensation	—	—	1,040	—	—	—	1,040
Impact of forfeited vested options	—	—	(6)	—	—	—	(6)
Impact of forfeited restricted stock awards	—	—	82	—	(5,000)	(82)	—
Issuance of restricted stock awards	—	—	(1,212)	—	74,203	1,212	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(9,487)	(115)	(115)
Dividends on common stock	—	—	—	(6,375)	—	—	(6,375)

Balance at December 31, 2012	20,988,952	21	55,291	104,252	(3,089,453)	(50,484)	109,080
Net income	—	—	—	7,902	—	—	7,902
Exercise of stock options, net	—	—	(526)	—	62,312	1,018	492
Excess tax benefit (deficiency)	—	—	39	—	—	—	39
Amortization of unearned stock compensation	—	—	900	—	—	—	900
Impact of forfeited vested options	—	—	(108)	—	—	—	(108)
Impact of forfeited restricted stock awards	—	—	232	—	(14,165)	(232)	—
Issuance of restricted stock awards	—	—	(186)	—	11,338	186	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(4,952)	(64)	(64)
Dividends on common stock	—	—	—	(7,547)	—	—	(7,547)

Balance at December 31, 2013	20,988,952	21	55,642	104,607	(3,034,920)	(49,576)	110,694
Net income	—	—	—	14,972	—	—	14,972
Exercise of stock options, net	—	—	(116)	—	18,500	297	181
Repurchase of treasury shares	—	—	—	—	(555,008)	(6,980)	(6,980)
Excess tax benefit (deficiency)	—	—	(10)				(10)
Amortization of unearned stock compensation	—	—	868	—	—	—	868
Impact of forfeited vested options	—	—	(72)	—	—	—	(72)
Impact of forfeited restricted stock awards	—	—	186	—	(11,666)	(186)	—
Impact of released vested restricted stock units	—	—	(172)		10,709	172	—
Issuance of restricted stock awards	—	—	(1,455)		91,448	1,455	—
Dividends on common stock	—	—	—	(8,346)	—	—	(8,346)
Balance at December 31, 2014	20,988,952	$21	$54,871	$111,233	(3,480,937)	$(54,818)	$111,307

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$14,972	$7,902	$17,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill	—	7,562	—
Depreciation and amortization	2,919	2,978	2,941
Amortization of unearned stock compensation	868	900	1,040
Provision for inventory obsolescence	1,002	559	815
Deferred income taxes	(923)	(1,485)	(773)
Other non-cash items	(43)	(15)	(69)
Changes in operating assets and liabilities:
Accounts receivable	(1,144)	5,516	(6,081)
Inventories	6,147	(12,004)	(15,960)
Book overdraft	(1,481)	4,594	(2,270)
Trade accounts payable	(5,644)	1,307	2,231
Accrued and other current liabilities	(5,616)	3,312	(3,722)
Income taxes	184	(435)	1,685
Other operating activities	28	54	91
Net cash provided by (used in) operating activities	11,269	20,745	(3,033)

Investing activities
Expenditures for property and equipment	(2,177)	(3,396)	(1,005)
Proceeds from disposals of property and equipment	25	2	9
Net cash used in investing activities	(2,152)	(3,394)	(996)

Financing activities
Borrowings on revolver	405,884	396,724	402,231
Payments on revolver	(399,989)	(407,360)	(391,610)
Proceeds from exercise of stock options	181	492	137
Payment of dividends	(8,293)	(7,466)	(6,375)
Excess tax benefit for options	7	49	35
Purchase of treasury stock	(6,907)	(64)	(115)
Net cash (used in) provided by financing activities	(9,117)	(17,625)	4,303

Net change in cash	—	(274)	274
Cash at beginning of year	—	274	—

Cash at end of year	$—	$—	$274
Supplemental disclosures
Cash paid during the year for interest	$1,160	$998	$1,231
Cash paid during the year for income taxes	$10,029	$10,236	$9,762

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through twenty-two locations in fourteen states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP, its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire and on January 1, 2011, merged them into the Company’s operating subsidiary. The Company has no other business activity.

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

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Denominator:
Weighted average common shares for basic earnings per share	17,605,290	17,805,464	17,723,277
Effect of dilutive securities	78,641	94,908	92,124
Denominator for diluted earnings per share	17,683,931	17,900,372	17,815,401

 Options to purchase 476,473, 478,458 and 525,846 shares of common stock were not included in the diluted net income per share calculation for 2014, 2013 and 2012, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $139 and $148, and a reserve for returns and allowances of $422 and $518 at December 31, 2014 and 2013, respectively. Consistent with industry practices, the Company normally requires payment from most customers within 30 days. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2014	2013	2012
Balance at beginning of year	$148	$213	$211
Bad debt expense	50	(59)	(19)
Write-offs, net of recoveries	(59)	(6)	21
Balance at end of year	$139	$148	$213

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $4,478 and $3,934 at December 31, 2014 and 2013, respectively.

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

Total depreciation expense was approximately $1,186, $1,245, and $1,208 for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2014, the goodwill balance was $17.5 million, representing 9.2% of the Company’s total assets.

The Company reviews goodwill for impairment annually, or more frequently if indications of possible impairment exist, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If the Company concludes that the goodwill associated with any reporting unit is more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.

Other Assets

Other assets include deferred financing costs on the current loan agreement of $100. The deferred financing costs are amortized on a straight-line basis over the contractual life of the related loan agreement, which approximates the effective interest method, and such amortization expense is included in interest expense in the accompanying consolidated statements of income.

Estimated future amortization expense for capitalized loan costs through the maturity of the loan agreement are $18 in 2015 and $14 in 2016.

Intangibles

Intangible assets, from the acquisition of Southwest Wire Rope and Southern Wire in 2010, consist of customer relationships, trade names, and non-compete agreements. The customer relationships are amortized over 6 or 7 year useful lives and non-compete agreements were amortized over a 1 year useful life. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. Trade names are not being amortized and are tested for impairment on an annual basis.

Self Insurance

The Company retains certain self-insurance risks for both health benefits and property and casualty insurance programs. The Company limits its exposure to these self-insurance risks by maintaining excess and aggregate liability coverage. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on information provided to the Company by its claims administrators.

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

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales and freight charges and are included as a component of cost of sales.

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2014, 2013 or 2012. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $284, $333, and $314 for the years ended December 31, 2014, 2013, and 2012, respectively.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. As the Company recognizes revenue only once product has shipped, it does not believe that this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations before it makes a final determination whether this ASU applies and if so, which implementation method the Company will use.

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

2.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2014	2013
Land	$2,476	$2,476
Buildings	5,759	4,717
Machinery and equipment	11,220	10,354
	19,455	17,547
Less accumulated depreciation	10,501	9,573
Total	$8,954	$7,974

Intangibles assets

Intangibles assets consist of:

	At December 31,
	2014	2013
Trade names	$4,610	$4,610
Customer relationships	11,630	11,630
	16,240	16,240
Less accumulated amortization:
Trade names	—	—
Customer relationships	7,739	6,006
	7,739	6,006
Total	$8,501	$10,234

Intangible assets include customer relationships which are being amortized over 6 or 7 year useful lives and non-compete agreements which were amortized over a 1 year useful life. The weighted average amortization period for intangible assets is 6.6 years. Trade names are not amortized; however, they are tested annually for impairment. As of December 31, 2014, accumulated amortization on the acquired intangible assets was $7,739 and amortization expense was $1,733 for each of the years ended December 31, 2014, 2013 and 2012. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2015	$1,733
2016	1,512
2017	646

Goodwill

	At December 31,
	2014	2013
Goodwill	$25,082	$25,082
Accumulated impairment losses	(7,562)	(7,562)
Net balance	$17,520	$17,520

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2014	2013
Customer advances	$62	$522
Customer rebates	5,145	4,952
Payroll, commissions, and bonuses	2,349	2,226
Accrued inventory purchases	2,778	8,161
Other	2,948	2,911
Total	$13,282	$18,772

3.	Impairment of Goodwill

An impairment test was performed during the third quarter of 2014 and no impairments were identified.

During the third quarter of 2013 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southern Wire reporting unit, due to a decline in the overall financial performance and overall market demand.

The Company performed step two of the impairment test and concluded that the fair value of the Southern Wire reporting unit was less than its carrying value; therefore, the Company performed step three of the impairment analysis.

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

The fair value of the Southern Wire reporting unit was estimated using a discounted cash flow model combined with a market approach, with a weighting of 50% to the discounted cash flow analysis and 50% to the market approach. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 3-4%. The carrying value of the Southern Wire reporting unit’s goodwill was $20.1 million and its implied fair value resulting from step two of the impairment test was less than the carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the year ended December 31, 2013.

The Company is still anticipating significant growth in the businesses it acquired in 2010, but if this growth is not achieved, further goodwill impairments may result.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. On November 3, 2014, the Company entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. At December 31, 2014, the Company was in compliance with the availability-based covenants governing its indebtedness.

The Company’s borrowings at December 31, 2014 and 2013 were $53,847 and $47,952, respectively. The weighted average interest rates on outstanding borrowings were 1.9% and 2.0% at December 31, 2014 and 2013, respectively.

During 2014, the Company had an average available borrowing capacity of approximately $45,380. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2014, the Company had available borrowing capacity of $42,398 under the terms of the 2011 Loan Agreement. During the years ended December 31, 2014, 2013 and 2012, the Company paid $114, $130, and $101, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2015	$—
2016	53,847
2017	—
2018	—
2019	—
Total	$53,847

5.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$9,123	$8,675	$10,129
State	1,083	1,021	1,279
Total current	10,206	9,696	11,408

Deferred:
Federal	(794)	(1,290)	(703)
State	(129)	(195)	(70)
Total deferred	(923)	(1,485)	(773)

Total	$9,283	$8,211	$10,635

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2014	2013	2012

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	3.9	2.8
Non-deductible items	0.7	12.6	0.6
Other	(0.1)	(0.6)	—
Total effective tax rate	38.3%	50.9%	38.4%

The non-deductible items in 2013 include the impact of the $5.3 million non-deductible portion of the $7.6 million impairment charge.

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Uniform capitalization adjustment	$1,219	$1,009
Inventory reserve	1,724	1,514
Allowance for doubtful accounts	53	57
Stock compensation expense	2,053	2,064
Property and equipment	136	102
Other	128	—
Total deferred tax assets	5,313	4,746

Deferred tax liabilities
Goodwill	405	185
Intangibles	1,895	2,303
Other	—	96
Total deferred tax liabilities	2,300	2,584
Net deferred tax assets	$3,013	$2,162

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2014, 2013 and 2012, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2010 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.	Stockholders’ Equity

On March 7, 2014, the Board of Directors adopted a new stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program will be held as treasury shares and may be used to satisfy the exercise of options, issuance of restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors. During 2014, the Company made repurchases under the stock repurchase program of 545,564 shares for a total cost of $6,867,628.

Under the terms of the 2006 Stock Plan, the Company acquired 9,444 shares that were surrendered by the holders to pay withholding taxes in 2014.

The Company has paid a quarterly cash dividend since August 2007, resulting in aggregate dividends in 2014, 2013 and 2012 of $8,293, $7,466 and $6,375, respectively.

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

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Effective January 1, 2014, the Company adjusted its match and now matches 100% of the first 1% of the employee’s contribution. Accordingly, the Company is no longer adopting the Safe Harbor provisions of the Code.  Through 2013, the Company adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation were matched 100% by the Company and the next 2% were matched 50% by the Company.  The Company’s match for the years ended December 31, 2014, 2013 and 2012 was $217, $803, and $735, respectively.

8.	Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2006, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of stock options and restricted stock awards and units. The 2006 Plan provides for incentives to be granted at the fair market value of the Company’s common stock at the date of grant and options may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be granted to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2014 or 2013.

Vesting dates range from May 8, 2015 to December 31, 2017, and expiration dates range from December 30, 2015 to May 8, 2022. The following summarizes stock option activity and related information:

	2014
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	655	$15.33	$563
Granted	—	—
Exercised	(19)	9.78
Forfeited	(35)	15.37
Expired	—	—
Outstanding—End of year	602	$15.50	$243	4.17
Exercisable—End of year	491	$15.88	$243	3.56
Weighted average fair value of options granted during 2014	$—
Weighted average fair value of options granted during 2013	$—
Weighted average fair value of options granted during 2012	$5.29

During the years ended December 31, 2014, 2013 and 2012, excess tax benefits of $7, $49 and $35, respectively, were reflected in financing cash flows.

 The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $51, $366 and $258, respectively.

The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $168, $271 and $404, respectively.

Restricted Stock Awards and Restricted Stock Units

On December 8, 2014, the Company granted 4,112 and 12,336 voting shares of restricted stock to the Company’s President. The grant of 4,112 shares vest 100% on December 8, 2015 and the grant of 12,336 shares vest in one third increments on the first, second and third anniversaries of the date of grant. Vesting is dependent upon the recipient being employed and any dividends declared will be accrued and paid to the recipient when the related shares vest.

The Company also granted 50,000 voting shares of restricted stock under the 2006 Plan to members of management on December 8, 2014. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

On November 4, 2014, the Company awarded restricted stock units with a grant date value of $25, for a total of 1,817 restricted stock units, to its newly-elected non-employee director. This award of restricted stock units vests at the date of the 2015 Annual Meeting of Stockholders. The grant entitles the non-employee director to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

Following the Annual Meeting of Stockholders on May 6, 2014, the Company awarded restricted stock units with a grant date value of $50 to each non-employee director who was re-elected, for an aggregate of 25,422 restricted stock units. Each award of restricted stock units vests at the date of the 2015 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Restricted common shares are measured at fair value on the date of grant based on the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years, based on the number of awards that vest.

The following summarizes restricted stock activity for the year ended December 31, 2014:

	2014
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	141	$12.33	21	$14.28
Granted	91	10.18	27	11.93
Vested	(20)	12.20	(21)	14.28
Cancelled/Forfeited	(11)	11.29	—	—
Non-vested —End of year	201	$11.43	27	$11.93

Total stock-based compensation cost was $868, $900 and $1,040 for the years ended December 31, 2014, 2013 and 2012, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $332, $459 and $400 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $1,706 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 38 months. There were 443,608 shares available for future grants under the 2006 Plan at December 31, 2014.

9.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,865 in 2014, $2,697 in 2013 and $2,671 in 2012.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2014:

2015	$2,545
2016	2,048
2017	1,595
2018	989
2019	498
Thereafter	85
Total minimum lease payments	$7,760

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $38,742 at December 31, 2014.

As part of the acquisition of Southwest Wire Rope and Southern Wire in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $96 at December 31, 2014 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On February 9, 2015, the Board of Directors approved a quarterly dividend of $0.12 per share payable to shareholders of record on February 20, 2015. This dividend totaling $2,069 was paid on February 27, 2015.

11.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2014. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$89,530	$96,721	$103,461	$100,299
Gross profit	$20,718	$21,077	$22,439	$21,704
Operating income	$6,207	$5,980	$6,888	$6,348
Net income	$3,668	$3,528	$4,031	$3,745
Earnings per share:
Basic	$0.21	$0.20	$0.23	$0.21
Diluted	$0.21	$0.20	$0.23	$0.21

	Year Ended December 31, 2013
	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$94,442	$95,214		$99,332	$94,304
Gross profit	$20,633	$20,922		$21,725	$21,379
Operating (loss) income	$5,408	$(1,556	)(1)	$6,867	$6,386
Net income (loss)	$3,149	$(3,162	)(1)	$4,053	$3,862
Earnings (loss) per share:
Basic	$0.18	$(0.18	)(1)	$0.23	$0.22
Diluted	$0.18	$(0.18	)(1)	$0.23	$0.22

(1)	During the third quarter of 2014, the Company recorded a non-cash goodwill impairment charge of $7,562, related to the Southern Wire reporting unit. See Note 3 for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 41 and 42 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2014 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 42.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Houston Wire & Cable Company and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 12, 2015

ITEM 9B.  OTHER INFORMATION

We have no information to report pursuant to Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of  Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Director Independence” and “Related Party Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accounting Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2015.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 12, 2015	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 12, 2015
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 12, 2015
Nicol G. Graham

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 12, 2015
William H. Sheffield

/s/ MICHAEL T. CAMPBELL	Director	March 12, 2015
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 12, 2015
Ian Stewart Farwell

/s/ MARK A. RUELLE	Director	March 12, 2015
Mark A. Ruelle

/s/ WILSON B. SEXTON	Director	March 12, 2015
Wilson B. Sexton

/s/ SCOTT L. THOMPSON	Director	March 12, 2015
Scott L. Thompson

/s/ G. GARY YETMAN	Director	March 12, 2015
G. Gary Yetman

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

10.1*	Houston Wire & Cable Company 2000 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

10.2*	Houston Wire & Cable Company 2006 Stock Plan, as amended (incorporated herein by reference to (i) Exhibit 10.3 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703), (ii) Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended), (iii) Exhibit 10.12 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and (iv) Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 12, 2014.

10.3*	Amended and Restated Executive Employment Agreement dated as of January 1, 2015 between James L. Pokluda, III and Houston Wire & Cable Company **

10.4*	Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.23 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5*	Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.6*	Form of Employee Stock Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.7*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 12, 2014)

10.9*	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Third Amended and Restated Loan and Security Agreement, dated as of September 30, 2011, as amended among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to (i) Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011), (ii) Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and (iii) Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.11	Second Amended and Restated Guaranty dated as of September 30, 2011, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2011)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*      Management contract or compensatory plan or arrangement

**    Filed herewith