Form 10-Q
period 2015-03-31
Houston Wire & Cable CO
filed 2015-05-07
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At May 1, 2015 there were 17,205,911 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2015

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$55,158	$61,599
Inventories, net	81,630	88,958
Deferred income taxes	3,444	3,188
Income taxes	—	219
Prepaids	1,014	565
Total current assets	141,246	154,529

Property and equipment, net	9,116	8,954
Intangible assets, net	8,067	8,501
Goodwill	17,520	17,520
Other assets	294	309
Total assets	$176,243	$189,813

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,479	$3,113
Trade accounts payable	7,520	7,993
Accrued and other current liabilities	8,034	13,282
Income taxes	1,478	—
Total current liabilities	18,511	24,388

Debt	47,719	53,847
Other long term obligations	95	96
Deferred income taxes	48	175
Total liabilities	66,373	78,506

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,316,607 and 17,508,015 outstanding at March 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in-capital	55,470	54,871
Retained earnings	111,341	111,233
Treasury stock	(56,962)	(54,818)
Total stockholders' equity	109,870	111,307
Total liabilities and stockholders' equity	$176,243	$189,813

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014

Sales	$81,600	$100,299
Cost of sales	63,876	78,595
Gross profit	17,724	21,704

Operating expenses:
Salaries and commissions	7,238	8,123
Other operating expenses	6,048	6,492
Depreciation and amortization	712	741
Total operating expenses	13,998	15,356

Operating income	3,726	6,348
Interest expense	265	268
Income before income taxes	3,461	6,080
Income taxes	1,275	2,335
Net income	$2,186	$3,745

Earnings per share:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21
Weighted average common shares outstanding:
Basic	17,296,978	17,850,911
Diluted	17,376,928	17,944,010

Dividends declared per share	$0.12	$0.11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net income	$2,186	$3,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	712	741
Amortization of unearned stock compensation	217	213
Provision for inventory obsolescence	356	412
Deferred income taxes	(419)	(243)
Other non-cash items	44	17
Changes in operating assets and liabilities:
Accounts receivable	6,402	(6,632)
Inventories	6,972	3,763
Book overdraft	(1,634)	(1,646)
Trade accounts payable	(473)	(111)
Accrued and other current liabilities	(5,331)	(9,264)
Income taxes payable	1,697	2,522
Other operating activities	(440)	(529)
Net cash provided by (used in) operating activities	10,289	(7,012)

Investing activities
Expenditures for property and equipment	(440)	(655)
Net cash used in investing activities	(440)	(655)

Financing activities
Borrowings on revolver	76,746	99,007
Payments on revolver	(82,874)	(88,789)
Payment of dividends	(2,070)	(1,959)
Purchase of treasury stock	(1,651)	(626)
Other financing activities	—	34
Net cash (used in) provided by financing activities	(9,849)	7,667

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations before it makes a final determination whether this ASU applies and if so, which implementation method the Company will use.

2. Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended
	March 31,
	2015	2014
Denominator:
Weighted average common shares for basic earnings per share	17,296,978	17,850,911
Effect of dilutive securities	79,950	93,099
Weighted average common shares for diluted earnings per share	17,376,928	17,944,010

The weighted average common shares for diluted earnings per share exclude stock options to purchase 564,746 and 448,410 shares for the three months ended March 31, 2015 and 2014, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

3. Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At March 31, 2015 the Company’s goodwill balance was $17.5 million representing 9.9% of total assets.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2016. Availability has remained above these thresholds. On November 3, 2014, the Company entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. At March 31, 2015, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The carrying amount is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.  Stockholders’ Equity

During the first quarter of 2015, the Board of Directors approved a quarterly dividend of $0.12 per share, payable to stockholders. Dividends paid were $2,070 and $1,959 during the three months ended March 31, 2015 and 2014, respectively.

6. Stock Based Compensation

There were no stock option awards, restricted stock awards or restricted stock units granted during the first three months of 2015.

Total stock-based compensation cost was $217 and $213 for the three months ended March 31, 2015 and 2014, respectively, and is included in salaries and commissions.

7. Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $95 at March 31, 2015 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

 8. Subsequent Events

On May 5, 2015, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.12 per share, payable on May 29, 2015, to stockholders of record at the close of business on May 18, 2015.

Following the Annual Meeting of Stockholders on May 5, 2015, the Company awarded restricted stock units with a value of $50 to each non-employee director who was elected or re-elected, for an aggregate of 38,290 restricted stock units. Each award of restricted stock units vests at the date of the 2016 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2014.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2015.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2015	2014

Sales	100.0%	100.0%
Cost of sales	78.3%	78.4%
Gross profit	21.7%	21.6%

Operating expenses:
Salaries and commissions	8.9%	8.1%
Other operating expenses	7.4%	6.5%
Depreciation and amortization	0.9%	0.7%
Total operating expenses:	17.2%	15.3%

Operating income	4.6%	6.3%
Interest expense	0.3%	0.3%

Income before income taxes	4.2%	6.1%
Income taxes	1.6%	2.3%

Net income	2.7%	3.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2015 and 2014

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014	Change
Sales	$81.6	$100.3	$(18.7)	(18.6)%

Our sales for the first quarter decreased 18.6% to $81.6 million in 2015 from $100.3 million in 2014. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 14% compared to the first quarter of 2014. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, are estimated to have decreased 33%, or approximately 29% on a metals adjusted basis, over 2014. Maintenance, Repair, and Operations (MRO) fell 9%, or approximately 5% when adjusted for metals over 2014.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014	Change
Gross profit	$17.7	$21.7	$(4.0)	(18.3)%
Gross margin	21.7%	21.6%	0.1%

Gross profit decreased 18.3% to $17.7 million in 2015 from $21.7 million in 2014. The decrease in gross profit was primarily attributed to the lower sales in 2015. Gross margin (gross profit as a percentage of sales) increased to 21.7% in 2015 from 21.6% in 2014.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$7.2	$8.1	$(0.9)	(10.9)%
Other operating expenses	6.0	6.5	(0.4)	(6.8)%
Depreciation and amortization	0.7	0.7	-	(3.9)%
Total operating expenses	$14.0	$15.4	$(1.4)	(8.8)%

Operating expenses as a percent of sales	17.2%	15.3%	1.9%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.9 million between the periods as sales and gross margin declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $0.4 million primarily due to lower warehouse supplies and public company expenses.

Depreciation and amortization remained consistent between the periods.

Operating expenses as a percentage of sales increased to 17.2% in 2015 from 15.3% in 2014, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense was nearly flat between the periods. Average debt was $49.1 million in 2015 compared to $54.9 million in 2014. The average effective interest rate was 2.0% in 2015 compared to 1.9% in 2014.

Income Taxes

Income tax expense of $1.3 million decreased by approximately $1.0 million in 2015 from $2.3 million in 2014, a decrease of 45.4%, primarily due to the reduction in pre-tax income.

Net Income

We achieved net income of $2.2 million in 2015 compared to a net income of $3.7 million in 2014.

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

Comparison of the Three Months Ended March 31, 2015 and 2014

Our net cash provided by operating activities was $10.3 million for the three months ended March 31, 2015 compared to the use of $7.0 million in 2014. Our net income decreased by $1.6 million or 41.6% to $2.2 million in 2015 from $3.7 million in 2014.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $7.2 million in 2015. A reduction in our inventory investment of $7.0 million as regional profiles continued to be refined and a decrease in accounts receivable of $6.4 million due to lower sales and the collection of vendor rebates, were the main sources of cash. Partially offsetting these sources of cash was a reduction in accrued and other current liabilities of $5.3 million primarily due to lower accrued wire purchases and volume rebates to our customers and a decrease in the book overdraft of $1.6 million.

Net cash used in investing activities was $0.4 million in 2015 compared to $0.7 million in 2014. The decrease was primarily attributable to higher renovation costs in the prior year period of a facility purchased in December 2013 which will be used to consolidate four existing Southwest Wire Rope locations in the second quarter of 2015.

Net cash used in financing activities was $9.8 million in 2015 compared to $7.7 million of cash provided in 2014. The payment of dividends of $2.1 million, the purchase of treasury stock of $1.7 million and the net payments on the revolver of $6.1 million were the main components of financing activities in 2015.

Indebtedness

Our principal source of liquidity at March 31, 2015 was working capital of $122.7 million compared to $130.1 million at December 31, 2014. We also had additional available borrowing capacity of approximately $45.9 million at March 31, 2015 and $42.4 million at December 31, 2014 under our loan agreement.

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

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. On November 3, 2014, we entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. As of March 31, 2015, we met the availability-based covenant.

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2015:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$47,719	$—	$47,719	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As of March 31, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
January 1 – 31, 2015	40,200	$11.36	40,200	$17,675,604
February 1 – 28, 2015	39,800	10.84	39,800	17,244,253
March 1 – 31, 2015	84,600	9.89	84,600	16,407,884
Total	164,600	$10.48	164,600

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2015	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

