Form 10-Q
period 2015-06-30
Houston Wire & Cable CO
filed 2015-08-06
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At August 1, 2015 there were 17,161,857 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2015

  HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$52,961	$61,599
Inventories, net	76,269	88,958
Deferred income taxes	3,398	3,188
Income taxes	1,288	219
Prepaids	1,000	565
Total current assets	134,916	154,529

Property and equipment, net	9,948	8,954
Intangible assets, net	7,274	8,501
Goodwill	14,866	17,520
Other assets	384	309
Deferred income taxes	245	—
Total assets	$167,633	$189,813

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,230	$3,113
Trade accounts payable	10,776	7,993
Accrued and other current liabilities	9,255	13,282
Total current liabilities	21,261	24,388

Debt	40,339	53,847
Other long term obligations	95	96
Deferred income taxes	—	175
Total liabilities	61,695	78,506

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 17,172,857 and 17,508,015 outstanding at June 30, 2015 and December 31, 2014, respectively	21	21
Additional paid-in-capital	55,543	54,871
Retained earnings	108,650	111,233
Treasury stock	(58,276)	(54,818)
Total stockholders' equity	105,938	111,307
Total liabilities and stockholders' equity	$167,633	$189,813

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$77,959	$103,461	$159,559	$203,760
Cost of sales	61,024	81,022	124,900	159,617
Gross profit	16,935	22,439	34,659	44,143

Operating expenses:
Salaries and commissions	7,168	8,061	14,406	16,184
Other operating expenses	6,281	6,728	12,329	13,220
Depreciation and amortization	726	762	1,438	1,503
Impairment charge	2,994	—	2,994	—
Total operating expenses	17,169	15,551	31,167	30,907

Operating income (loss)	(234)	6,888	3,492	13,236
Interest expense	217	345	482	613
Income (loss) before income taxes	(451)	6,543	3,010	12,623
Income taxes	168	2,512	1,443	4,847
Net income (loss)	$(619)	$4,031	$1,567	$7,776

Earnings (loss) per share:
Basic	$(0.04)	$0.23	$0.09	$0.44
Diluted	$(0.04)	$0.23	$0.09	$0.44
Weighted average common shares outstanding:
Basic	17,101,952	17,647,936	17,198,927	17,748,863
Diluted	17,101,952	17,713,021	17,251,178	17,821,479

Dividend declared per share	$0.12	$0.12	$0.24	$0.23

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net income	$1,567	$7,776
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	2,994	—
Depreciation and amortization	1,438	1,503
Amortization of unearned stock compensation	463	450
Provision for inventory obsolescence	330	704
Deferred income taxes	(670)	(319)
Other non-cash items	83	89
Changes in operating assets and liabilities:
Accounts receivable	8,564	(3,626)
Inventories	12,359	8,035
Book overdraft	(1,883)	(2,176)
Trade accounts payable	2,783	(2,007)
Accrued and other current liabilities	(4,009)	(5,880)
Income taxes	(1,069)	(289)
Other operating activities	(520)	(693)
Net cash provided by operating activities	22,430	3,567

Investing activities
Expenditures for property and equipment	(1,545)	(942)
Net cash used in investing activities	(1,545)	(942)

Financing activities
Borrowings on revolver	151,366	204,327
Payments on revolver	(164,874)	(199,118)
Payment of dividends	(4,110)	(4,077)
Purchase of treasury stock	(3,267)	(3,852)
Other financing activities	—	95
Net cash used in financing activities	(20,885)	(2,625)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share data)

1.	Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through nineteen locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30). The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in the ASU are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the timing of adoption of this ASU which impacts only the balance sheet presentation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. Early adoption for annual and interim periods beginning after December 31, 2016 is permitted. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations before it makes a final determination of the impact of this ASU and which implementation method the Company will use.

2.	Earnings (loss) per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Denominator:
Weighted average common shares for basic earnings (loss) per share	17,101,952	17,647,936	17,198,927	17,748,863
Effect of dilutive securities	—	65,085	52,251	72,616
Weighted average common shares for diluted earnings (loss) per share	17,101,952	17,713,021	17,251,178	17,821,479

The weighted average common shares for diluted earnings (loss) per share exclude stock options to purchase 600,364 and 521,747 shares for the three months ended June 30, 2015 and 2014, respectively, and 591,436 and 484,949 shares for the six months ended June 30, 2015 and 2014. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3.	Impairment of Goodwill and Intangibles

During the second quarter of 2015 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southwest Wire Rope (Southwest) reporting unit, due to a decline in the overall financial performance and overall market demand. Impairment indicators also existed for certain of the Company’s tradenames related to the Southwest and Southern Wire reporting units.

The Company performed step one of the impairment test and concluded that the fair value of the Southwest reporting unit was less than its carrying value. Therefore, the Company performed step two of the impairment analysis. The step one test also concluded that certain of the tradenames were impaired and the Company has recorded a non-cash charge of $0.4 million against the tradenames during the period ended June 30, 2015.

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

The fair value of the Southwest reporting unit and tradenames were estimated using a discounted cash flow model. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 5-7%. The carrying value of the Southwest reporting unit’s goodwill was $2.6 million and its implied fair value resulting from step two of the impairment test was zero. As a result, the Company has recorded a non-cash goodwill impairment charge of $2.6 million during the period ended June 30, 2015.

The fair value for goodwill and tradenames (indefinite-lived intangible assets) were both determined using a Level 3 measurement approach. The Level 3 value of all the Company’s tradenames at June 30, 2015 was $4,516.

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

The 2011 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains as September 30, 2016. Availability has remained above these thresholds. On November 3, 2014, the Company entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. At June 30, 2015, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The carrying amount is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Stockholders’ Equity

During each of the first and second quarters of 2015, the Board of Directors approved a quarterly dividend of $0.12 per share payable to stockholders. Dividends paid were $4,110 and $4,077 during the six months ended June 30, 2015 and 2014, respectively.

6.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first six months of 2015.

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

On May 5, 2015 new members of the management team received a total of 11,000 restricted stock awards. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

Total stock-based compensation cost was $246 and $237 for the three months ended June 30, 2015 and 2014 respectively and $463 and $450 for the six months ended June 30, 2015 and 2014, respectively, and is included in salaries and commissions.

7.	Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $95 at June 30, 2015 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On August 4, 2015, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.12 per share, payable on August 28, 2015, to stockholders of record at the close of business on August 17, 2015.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the reserve for returns and allowances, the inventory reserve, intangible assets, vendor rebates and goodwill. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3%	78.3%	78.3%	78.3%
Gross profit	21.7%	21.7%	21.7%	21.7%

Operating expenses:
Salaries and commissions	9.2%	7.8%	9.0%	7.9%
Other operating expenses	8.1%	6.5%	7.7%	6.5%
Depreciation and amortization	0.9%	0.7%	0.9%	0.7%
Impairment charge	3.8%	—	1.9%	—
Total operating expenses:	22.0%	15.0%	19.5%	15.2%

Operating income (loss)	(0.3)%	6.7%	2.2%	6.5%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income (loss) before income taxes	(0.6)%	6.3%	1.9%	6.2%
Income (loss) taxes	0.2%	2.4%	0.9%	2.4%

Net income	(0.8)%	3.9%	1.0%	3.8%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended June 30, 2015 and 2014

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Sales	$78.0	$103.5	$(25.5)	(24.6)%

Our sales for the second quarter decreased 24.6% to $78.0 million in 2015 from $103.5 million in 2014. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 20% compared to the second quarter of 2014. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 35%, or approximately 30% on a metals adjusted basis, from 2014. Maintenance, Repair, and Operations (MRO) fell 20%, or approximately 15% when adjusted for metals from 2014.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Gross profit	$16.9	$22.4	$(5.5)	(24.5)%
Gross margin	21.7%	21.7%	0.0%

  Gross profit decreased 24.5% to $16.9 million in 2015 from $22.4 million in 2014. The decrease in gross profit was primarily attributed to the lower sales in 2015. Gross margin (gross profit as a percentage of sales) remained consistent at 21.7% in 2015 and 2014.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$7.2	$8.1	$(0.9)	(11.1)%
Other operating expenses	6.3	6.7	(0.4)	(6.7)%
Depreciation and amortization	0.7	0.8	0.0	(4.7)%
Impairment charge	3.0	—	3.0	N/A
Total operating expenses	$17.2	$15.6	$(1.7)	(10.4)%

Operating expenses as a percent of sales	22.0%	15.0%	7.0%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.9 million between the periods as sales and gross margin declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $0.4 million primarily due to lower employee related expenses due to the headcount reduction, reduced warehouse supplies, and a decrease in public company and professional expenses, partially offset by the moving costs associated with the consolidation of the Southwest Houston facilities.

Depreciation and amortization remained consistent between the periods.

Impairment charge relates to the write-off of goodwill on the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

 Operating expenses as a percentage of sales increased to 22.0% in 2015 from 15.0% in 2014, due to the decrease in sales levels and the impact of the impairment charge.

Interest Expense

Interest expense decreased 37.1% from $0.3 million to $0.2 million in 2015 due to lower average debt levels and lower interest rates. Average debt was $45.0 million in 2015 compared to $61.2 million in 2014. The average effective interest rate was 2.0% in 2015 compared to 2.1 % in 2014.

Income Taxes

Income tax expense of $0.2 million decreased by approximately $2.3 million in 2015 from $2.5 million in 2014, a decrease of 93.3%, primarily due to the reduction in pre-tax income and the non-deductible portion of the impairment charge.

 Net Income (Loss)

We incurred a net loss of $0.6 million in 2015 compared to net income of $4.0 million in 2014, a decrease of 115.4% primarily due to the decline in sales and the impairment charge.

Comparison of the Six Months Ended June 30, 2015 and 2014

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Sales	$159.6	$203.8	$(44.2)	(21.7)%

Our sales for the six month period decreased 21.7% to $159.6 million in 2015 from $203.8 million in 2014. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 17% compared to the first six months of 2014. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 35%, or approximately 30% on a metals adjusted basis, from 2014. MRO fell 14%, or approximately 9% when adjusted for metals from 2014.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Gross profit	$34.7	$44.1	$(9.5)	(21.5)%
Gross margin	21.7%	21.7%	0.0%

Gross profit decreased 21.5% to $34.7 million in 2015 from $44.1 million in 2014. The decrease in gross profit was primarily attributed to the lower sales in 2015. Gross margin was flat at 21.7% in 2015 and 2014.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$14.4	$16.2	$(1.8)	(11.0)%
Other operating expenses	12.3	13.2	(0.9)	(6.7)%
Depreciation and amortization	1.4	1.5	(0.1)	(4.3)%
Impairment charge	3.0	—	3.0	N/A
Total operating expenses	$31.2	$30.9	$0.3	0.8%

Operating expenses as a percent of sales	19.5%	15.2%	4.3%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $1.8 million between the periods as sales and gross margin declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $0.9 million primarily due to lower warehouse supplies, a decrease in public company and professional expenses, and employee related expenses from the headcount reduction, partially offset by the moving costs associated with the consolidation of the Southwest Houston facilities.

Depreciation and amortization remained consistent between the periods.

Impairment charge relates to the write-off of goodwill at the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

Operating expenses as a percentage of sales increased to 19.5% in 2015 from 15.2% in 2014, due to the decrease in sales levels and the impact of the impairment charge.

Interest Expense

Interest expense decreased 21.4% to $0.5 million in 2015 from $0.6 million in 2014 due to lower average debt levels. Average debt was $47.1 million in 2015 compared to $58.1 million in 2014. The average effective interest rate remained consistent between periods at 2.0%.

Income Taxes

Income tax expense of $1.4 million decreased by approximately $3.4 million in 2015 from $4.8 million in 2014, a decrease of 70.2%, primarily due to the reduction in pre-tax income and the non-deductible portion of the impairment charge.

Net Income

We achieved net income of $1.6 million in 2015 compared to a net income of $7.8 million in 2014.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum and petrochemical products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding four months. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of the Six Months Ended June 30, 2015 and 2014

Our net cash provided by operating activities was $22.4 million for the six months ended June 30, 2015 compared to $3.6 million in 2014. Our net income decreased by $6.2 million or 79.8% to $1.6 million in 2014 from $7.8 million in 2014.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $16.2 million in the first half of 2015. A reduction in our inventory investment of $12.4 million as inventory profiles were reduced to meet current activity levels, a decrease in accounts receivable of $8.6 million due to the decrease in sales and the collection of vendor rebates and an increase in accounts payable of $2.8 million were the main sources of cash. Partially offsetting these sources of cash was the reduction of accrued and other current liabilities of $4.0 million as customer incentives were paid and a reduction in the bank overdraft of $1.9 million.

Net cash used in investing activities was $1.5 million in 2015 compared to $0.9 million in 2014. The increase was primarily attributable to the higher renovation costs of a facility purchased in December 2013 into which the four existing Southwest locations in Houston moved and which became operational in July 2015.

Net cash used in financing activities was $20.9 million in 2015 compared to $2.6 million in 2014. Net payments on the revolver of $13.5 million, the payment of dividends of $4.1 million and the purchase of treasury stock of $3.3 million were the components of financing activities in 2015.

Indebtedness

Our principal source of liquidity at June 30, 2015 was working capital of $113.7 million compared to $130.1 million at December 31, 2014. We also had additional available borrowing capacity of approximately $46.9 million at June 30, 2015 and $46.8 million at December 31, 2014 under our loan agreement.

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

  Portions of the loan under the 2011 Loan Agreement may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. Additionally, we are obligated to pay a facility fee on the unused portion of the loan commitment. Unused commitment fees are 25 or 30 basis points, depending on the amount of the unused commitment.

Covenants in the 2011 Loan Agreement require us to maintain certain minimum financial ratios and availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. On November 3, 2014, we entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. As of June 30, 2015, we met the availability-based covenant.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2015:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$40,339	$—	$40,339	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As of June 30, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
April 1 – 30, 2015	105,696	$9.68	105,696	$15,384,708
May 1 – 31, 2015	38,100	9.37	38,100	15,027,900
June 1 – 30, 2015	10,954	9.38	10,954	14,925,115
Total	154,750	$9.58	154,750

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

10.1*	Form of 2006 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors

10.2*	Form of 2006 Stock Plan Director Nonqualified Stock Option Agreement

10.3*	Form of 2006 Stock Plan Stock Award Agreement for Key Employees

10.4*	Form of 2006 Stock Plan Employee Nonqualified Stock Option Agreement

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement
(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three month and six month periods ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2015	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

10.1*	Form of 2006 Stock Plan Restricted Stock Unit Award Agreement for Non-Employee Directors

10.2*	Form of 2006 Stock Plan Director Nonqualified Stock Option Agreement

10.3*	Form of 2006 Stock Plan Stock Award Agreement for Key Employees

10.4*	Form of 2006 Stock Plan Employee Nonqualified Stock Option Agreement

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement
(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three month and six month periods ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

