Form 10-Q
period 2015-09-30
Houston Wire & Cable CO
filed 2015-11-05
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At November 1, 2015 there were 16,764,361 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2015

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$51,173	$61,599
Inventories, net	76,940	88,958
Deferred income taxes	3,376	3,188
Income taxes	1,093	219
Prepaids	776	565
Total current assets	133,358	154,529

Property and equipment, net	11,045	8,954
Intangible assets, net	6,841	8,501
Goodwill	14,866	17,520
Other assets	371	309
Deferred income taxes	324	—
Total assets	$166,805	$189,813

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$2,305	$3,113
Trade accounts payable	9,257	7,993
Accrued and other current liabilities	13,213	13,282
Total current liabilities	24,775	24,388

Debt	38,826	53,847
Other long term obligations	95	96
Deferred income taxes	—	175
Total liabilities	63,696	78,506

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,962,173 and 17,508,015 outstanding at September 30, 2015 and December 31, 2014, respectively	21	21
Additional paid-in-capital	55,565	54,871
Retained earnings	107,253	111,233
Treasury stock	(59,730)	(54,818)
Total stockholders' equity	103,109	111,307
Total liabilities and stockholders' equity	$166,805	$189,813

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$78,260	$96,721	$237,819	$300,481
Cost of sales	62,129	75,644	187,029	235,261
Gross profit	16,131	21,077	50,790	65,220

Operating expenses:
Salaries and commissions	7,311	7,656	21,717	23,840
Other operating expenses	6,300	6,702	18,629	19,922
Depreciation and amortization	737	739	2,175	2,242
Impairment charge	—	—	2,994	—
Total operating expenses	14,348	15,097	45,515	46,004

Operating income	1,783	5,980	5,275	19,216
Interest expense	237	253	719	866
Income before income taxes	1,546	5,727	4,556	18,350
Income taxes	870	2,199	2,313	7,046
Net income	$676	$3,528	$2,243	$11,304

Earnings per share:
Basic	$0.04	$0.20	$0.13	$0.64
Diluted	$0.04	$0.20	$0.13	$0.64
Weighted average common shares outstanding:
Basic	17,017,334	17,520,810	17,137,730	17,672,010
Diluted	17,072,128	17,608,402	17,190,664	17,749,708

Dividend declared per share	$0.12	$0.12	$0.36	$0.35

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net income	$2,243	$11,304
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	2,994	—
Depreciation and amortization	2,175	2,242
Amortization of unearned stock compensation	668	633
Provision for inventory obsolescence	351	905
Deferred income taxes	(727)	(906)
Other non-cash items	70	(28)
Changes in operating assets and liabilities:
Accounts receivable	10,370	(5,038)
Inventories	11,667	9,105
Book overdraft	(808)	(866)
Trade accounts payable	1,264	(175)
Accrued and other current liabilities	(278)	(6,371)
Income taxes	(909)	105
Other operating activities	(288)	(329)
Net cash provided by operating activities	28,792	10,581

Investing activities
Expenditures for property and equipment	(2,946)	(1,810)
Net cash used in investing activities	(2,946)	(1,810)

Financing activities
Borrowings on revolver	233,187	303,870
Payments on revolver	(248,208)	(301,314)
Payment of dividends	(6,166)	(6,173)
Purchase of treasury stock	(4,659)	(5,333)
Other financing activities	—	179
Net cash used in financing activities	(25,846)	(8,771)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. The followings are those ASU's that are relevant to the Company.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effects of adoption of this guidance on the Company's consolidated financial statements as well as determining the timing of adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30). The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in the ASU are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the timing of adoption of this ASU which impacts only the balance sheet presentation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. Early adoption for annual and interim periods beginning after December 31, 2016 is permitted. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations, timing of adoption, and which implementation method the Company will use.

2.	Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Denominator:
Weighted average common shares for basic earnings per share	17,017,334	17,520,810	17,137,730	17,672,010
Effect of dilutive securities	54,794	87,592	52,934	77,698
Weighted average common shares for diluted earnings per share	17,072,128	17,608,402	17,190,664	17,749,708

The weighted average common shares for diluted earnings per share exclude stock options to purchase 632,736 and 452,475 shares for the three months ended September 30, 2015 and 2014, respectively, and 606,405 and 489,313 shares for the nine months ended September 30, 2015 and 2014. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings per share for the respective periods.

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

The Company performed step one of the impairment test and concluded that the fair value of the Southwest reporting unit was less than its carrying value. Therefore, the Company performed step two of the impairment analysis for Southwest. The step one test also concluded that certain of the tradenames were impaired and the Company recorded a non-cash charge of $0.4 million against the tradenames during the period ended June 30, 2015.

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

The fair value of the Southwest reporting unit and tradenames were estimated using a discounted cash flow model. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 5-7%. The carrying value of the Southwest reporting unit’s goodwill was $2.6 million and its implied fair value resulting from step two of the impairment test was zero. As a result, the Company recorded a non-cash goodwill impairment charge of $2.6 million during the quarter ended June 30, 2015. This goodwill impairment is not tax deductible; therefore, it has a significant impact on the effective tax rate.

The fair value for goodwill and tradenames (indefinite-lived intangible assets) were both determined using a Level 3 measurement approach.

4.	Debt

On September 30, 2011, HWC Wire & Cable Company, as borrower, entered into the Third Amended and Restated Loan and Security Agreement (“2011 Loan Agreement”), with certain lenders and Bank of America, N.A., as agent, and the Company, as guarantor, executed a Second Amended and Restated Guaranty of the borrower’s obligations thereunder. Until it was replaced by a new loan agreement on October 1, 2015 (see Note 8), the 2011 Loan Agreement provided for a $100 million revolving credit facility, bore interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) option and expired on September 30, 2016. The 2011 Loan Agreement was secured by a lien on substantially all the property of the Company, other than real estate. Availability under the 2011 Loan Agreement was limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves.

Portions of the loan were convertible to LIBOR loans in minimum amounts of $1,000 and integral multiples of $100. LIBOR loans bore interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, and loans not converted to LIBOR loans bore interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. Unused commitment fees were 25 or 30 basis points, depending on the amount of the unused commitment.

The 2011 Loan Agreement included, among other things, covenants that required the Company to maintain a specified minimum fixed charge coverage ratio and availability levels. Additionally, the 2011 Loan Agreement allowed for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2011 Loan Agreement contained certain provisions that might have caused the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remained as September 30, 2016. Availability remained above these thresholds. On November 3, 2014, the Company entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. At September 30, 2015, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Stockholders’ Equity

During the first three quarters of 2015, the Board of Directors approved a quarterly dividend of $0.12 per share payable to stockholders. Dividends paid were $6,166 and $6,173 during the nine months ended September 30, 2015 and 2014, respectively.

6.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first nine months of 2015.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 5, 2015, the Company awarded restricted stock units with a value of $50 to each non-employee director who was elected or re-elected, for an aggregate of 38,290 restricted stock units. Each award of restricted stock units vests at the date of the 2016 Annual Meeting of Stockholders. As a result of the resignation of a non-employee director during the quarter ended September 30, 2015, 5,470 of these restricted stock units were forfeited. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

On May 5, 2015 new members of the management team received a total of 11,000 restricted stock awards. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest as long as the recipient is still employed by the Company.

Total stock-based compensation cost was $205 and $183 for the three months ended September 30, 2015 and 2014 respectively and $668 and $633 for the nine months ended September 30, 2015 and 2014, respectively, and is included in salaries and commissions.

7.	Commitments and Contingencies

As part of the acquisition of Southwest and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $95 at September 30, 2015 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

  There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations.

8.	Subsequent Events

On October 1, 2015, HWC Wire & Cable Company, as borrower, entered into the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company as guarantor. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million. Borrowings under the 2015 Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or LIBOR for a 30-day interest period plus 150 basis points, if a Base Rate loan. The unused commitment fee is 25 basis points. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate.

On November 3, 2015, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.06 per share, payable on November 27, 2015, to stockholders of record at the close of business on November 16, 2015.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.4%	78.2%	78.6%	78.3%
Gross profit	20.6%	21.8%	21.4%	21.7%

Operating expenses:
Salaries and commissions	9.3%	7.9%	9.1%	7.9%
Other operating expenses	8.1%	6.9%	7.8%	6.6%
Depreciation and amortization	0.9%	0.8%	0.9%	0.7%
Impairment charge	—	—	1.3%	—
Total operating expenses:	18.3%	15.6%	19.1%	15.3%

Operating income	2.3%	6.2%	2.2%	6.4%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income before income taxes	2.0%	5.9%	1.9%	6.1%
Income taxes	1.1%	2.3%	1.0%	2.3%

Net income	0.9%	3.6%	0.9%	3.8%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended September 30, 2015 and 2014

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Sales	$78.3	$96.7	$(18.5)	(19.1)%

Our sales for the third quarter decreased 19.1% to $78.3 million in 2015 from $96.7 million in 2014. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 10% compared to the third quarter of 2014. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 18%, or approximately 9% on a metals adjusted basis, from 2014. Maintenance, Repair, and Operations (MRO) fell 20%, or approximately 11% when adjusted for metals from 2014.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Gross profit	$16.1	$21.1	$(4.9)	(23.5)%
Gross margin	20.6%	21.8%	(1.2)%

  Gross profit decreased 23.5% to $16.1 million in 2015 from $21.1 million in 2014. The decrease in gross profit was primarily attributed to the lower sales in 2015, lower vendor rebates and offset by lower customer incentives. Gross margin (gross profit as a percentage of sales) fell to 20.6% in 2015 from 21.8% in 2014 due to lower product demand and the continued competitiveness of the market.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$7.3	$7.7	$(0.3)	(4.5)%
Other operating expenses	6.3	6.7	(0.4)	(6.0)%
Depreciation and amortization	0.7	0.7	0.0	(0.3)%
Total operating expenses	$14.3	$15.1	$(0.7)	(5.0)%

Operating expenses as a percent of sales	18.3%	15.6%	2.7%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.3 million between the periods due to a lower headcount and reduced commissions resulting from lower sales and gross margin.

Other operating expenses decreased $0.4 million primarily due to lower employee related expenses due to the headcount reduction, reduced warehouse supplies, and a decrease in property taxes and professional expenses, partially offset by increased facility costs.

Depreciation and amortization remained consistent between the periods.

 Operating expenses as a percentage of sales increased to 18.3% in 2015 from 15.6% in 2014, primarily due to the decrease in sales levels offset by the net effect of cost savings initiatives.

Interest Expense

Interest expense decreased 6.3% from $0.3 million to $0.2 million in 2015 due to lower average debt levels. Average debt was $41.5 million in 2015 compared to $52.1 million in 2014. The average effective interest rate was 2.2% in 2015 compared to 2.1 % in 2014.

Income Taxes

Income tax expense of $0.9 million decreased by approximately $1.3 million in 2015 from $2.2 million in 2014, a decrease of 60.4%, primarily due to the reduction in pre-tax income.

Net Income

We generated net income of $0.7 million in 2015 compared to net income of $3.5 million in 2014, a decrease of 80.8% primarily due to the decline in sales.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Sales	$237.8	$300.5	$(62.7)	(20.9)%

Our sales for the nine month period decreased 20.9% to $237.8 million in 2015 from $300.5 million in 2014. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 15% compared to the first nine months of 2014. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 30%, or approximately 24% on a metals adjusted basis, from 2014. MRO fell 16%, or approximately 10% when adjusted for metals from 2014.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Gross profit	$50.8	$65.2	$(14.4)	(22.1)%
Gross margin	21.4%	21.7%	(0.3)%

Gross profit decreased 22.1% to $50.8 million in 2015 from $65.2 million in 2014. The decrease in gross profit was primarily attributed to the lower sales in 2015. Gross margin fell to 21.4% in 2015 from 21.7% in 2014.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$21.7	$23.8	$(2.1)	(8.9)%
Other operating expenses	18.6	19.9	(1.3)	(6.5)%
Depreciation and amortization	2.2	2.2	(0.1)	(3.0)%
Impairment charge	3.0	—	3.0	N/A
Total operating expenses	$45.5	$46.0	$(0.5)	(1.1)%

Operating expenses as a percent of sales	19.1%	15.3%	3.8%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $2.1 million between the periods due to a lower headcount and reduced commissions resulting from lower sales and gross margin.

Other operating expenses decreased $1.3 million primarily due to employee related expenses from the headcount reduction, lower warehouse supplies, a decrease in rent expense, professional expenses and public company expenses and partially offset by the moving costs associated with the consolidation of the Southwest facilities in Houston.

Depreciation and amortization decreased $0.1 million between the periods.

Impairment charge relates to the write-off of goodwill at the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

Operating expenses as a percentage of sales increased to 19.1% in 2015 from 15.3% in 2014, due to the decrease in sales levels and the impact of the impairment charge.

Interest Expense

Interest expense decreased 17.0% to $0.7 million in 2015 from $0.9 million in 2014 due to lower average debt levels. Average debt was $45.2 million in 2015 compared to $56.1 million in 2014. The average effective interest rate was 2.1% in 2015 compared to 2.0% in 2014.

Income Taxes

Income tax expense of $2.3 million decreased by approximately $4.7 million in 2015 from $7.0 million in 2014, a decrease of 67.2%, primarily due to the reduction in pre-tax income and the non-deductible portion of the impairment charge.

Net Income

We achieved net income of $2.2 million in 2015 compared to a net income of $11.3 million in 2014.

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

Comparison of the Nine Months Ended September 30, 2015 and 2014

Our net cash provided by operating activities was $28.8 million for the nine months ended September 30, 2015 compared to $10.6 million in 2014. Our net income decreased by $9.1 million or 80.2% to $2.3 million in 2015 from $11.3 million in 2014.

Changes in our operating assets and liabilities accounted for $21.0 million of the cash provided by operating activities in 2015. A reduction in our inventory investment of $11.7 million as inventory values were reduced to meet current activity levels, a decrease in accounts receivable of $10.4 million due to the decrease in sales and the collection of vendor rebates and an increase in accounts payable of $1.3 million were the main sources of cash. Partially offsetting these sources of cash was the reduction of income taxes payable of $0.9 million and the book overdraft of $0.8 million.

Net cash used in investing activities was $2.9 million in 2015 compared to $1.8 million in 2014. The increase was primarily attributable to the renovation costs of a facility purchased in December 2013 into which the four existing Southwest locations in Houston moved in July 2015.

Net cash used in financing activities was $25.8 million in 2015 compared to $8.8 million in 2014. Net payments on the revolver of $15.0 million, the payment of dividends of $6.2 million and the purchase of treasury stock of $4.7 million were the components of financing activities in 2015.

Indebtedness

Our principal source of liquidity at September 30, 2015 was working capital of $108.6 million compared to $130.1 million at December 31, 2014. Based on the terms of the 2015 Loan Agreement, we had additional available borrowing capacity of approximately $48.4 million at September 30, 2015 and $42.4 million at December 31, 2014 under the 2011 Loan Agreement.

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

Loan and Security Agreement

On September 30, 2011, we entered into a Third Amended and Restated Loan and Security Agreement (the “2011 Loan Agreement”) with certain lenders and Bank of America, N.A., as agent. Until it was replaced by a new loan agreement on October 1, 2015 (see Note 8), the 2011 Loan Agreement provided for a $100 million revolving credit facility and expired on September 30, 2016. Availability under the 2011 Loan Agreement was limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus 65% of the value of eligible inventory, less certain reserves. The 2011 Loan Agreement was secured by a lien on substantially all our property, other than real estate.

  Portions of the loan under the 2011 Loan Agreement were convertible to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. LIBOR loans bore interest at the British Bankers Association LIBOR Rate plus 125 to 200 basis points based on availability, and loans not converted to LIBOR loans bore interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. Additionally, we were obligated to pay a facility fee on the unused portion of the loan commitment. Unused commitment fees were 25 or 30 basis points, depending on the amount of the unused commitment.

Covenants in the 2011 Loan Agreement required us to maintain certain minimum financial ratios and availability levels. Repaid amounts could be re-borrowed subject to the borrowing base. On November 3, 2014, we entered into a Second Amendment to the 2011 Loan Agreement, which added an availability-based covenant as an alternative to the existing fixed charge coverage ratio. As of September 30, 2015, we met the availability-based covenant.

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2015:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$38,826	$—	$—	$—	$38,826

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2014. The debt is shown as being due in more than five years due to the execution of the 2015 Loan Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

As of September 30, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
July 1 – 31, 2015	11,000	$9.79	11,000	$14,817,400
August 1 – 31, 2015	54,719	7.47	54,719	14,408,764
September 1 – 30, 2015	150,029	7.00	150,029	13,358,976
Total	215,748	$7.26	215,748

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2015	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.