Form 10-K
period 2015-12-31
Houston Wire & Cable CO
filed 2016-03-10
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

YES   ☒                 NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐                 NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2015 was $167,442,388.

At March 1, 2016, there were 16,619,244 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1.  BUSINESS

Overview

We are one of the largest providers of electrical and mechanical wire and cable, hardware and related services to the U.S. market. We provide our customers with a single-source solution for these items by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between wire and cable manufacturers and the customer. The breadth and depth of wire and cable and related hardware that we offer requires significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom slings and harnesses, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

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

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In June 2006, we completed our second initial public offering. On June 25, 2010, we purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”) and on January 1, 2011, merged the acquired businesses into our operating subsidiary. We have no other business activity.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cord; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, steel wire rope and wire rope slings, as well as synthetic fiber rope slings, chain, shackles and other related hardware. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, infrastructure, oilfield services, petrochemical, transportation, utility, and wastewater treatment.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States, where we target the utility, industrial and infrastructure markets.

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. While we are not a significant distributor of power lines used for the transmission of electricity today, we have added products to our portfolio that are used in this sector. We continue to sell our core products to the construction of power plants and the related pollution control equipment used to comply with environmental standards as well as plant modernizations implemented to extend the life of power generation facilities. Our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. The extension of federal tax credits into the renewable sectors of solar and wind will also provide expanded opportunities for products we supply.

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. We provide a wide variety of products specifically designed for use in manufacturing, metal/mineral, and oil and gas upstream, midstream and downstream markets.

Infrastructure Market.    Investments in the development, construction and maintenance of infrastructure markets including education and health care; air, ground and rail transportation; telecommunications, and wastewater are opportunities for our product and service offerings.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from the original location in Houston, Texas to eighteen locations nationwide, which includes four third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2015, we served approximately 6,400 customers, shipping approximately 38,000 SKU’s to approximately 10,000 customer locations nationwide. No customer represented 10% or more of our 2015 sales.

Suppliers

We obtain products from most of the leading wire and cable suppliers. We believe we have strong relationships with our top suppliers. Although we believe that alternative sources are available for the majority of our products, we have strategically concentrated our purchases of electrical wire and cable with five leading suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2015, approximately 51% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of our wire and cable products and related hardware.

Our top five suppliers in 2015 were Belden Inc., General Cable Corporation, Lake Cable LLC, Nexans Energy USA, Inc. and Southwire Company.

Sales

We market our wire and cable and related services through an inside sales force situated in our regional offices and a field sales force focused on key geographic markets throughout the U.S. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the knowledge, experience and tenure of our sales force are critical to serving our fragmented and diverse customer and end-user base.

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

Employees

At December 31, 2015, we had 352 employees. Our sales and marketing staff accounted for 157 employees, including 40 field sales personnel and 86 inside sales and technical support personnel.

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

Downturns in capital spending and cyclicality in the markets we serve has had and could continue to have a material adverse effect on our financial condition and results of operations.

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

Copper, steel, aluminum and petrochemical products are components of the wire and cable we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. If commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, if commodity costs increase, our customers may delay or decrease their purchases of our products.

Our sales are impacted by the level of oil and gas drilling activity.

We estimate that approximately one-third of our sales depend upon the level of capital and operating expenditures in the oil and gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute is sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and gas companies. A material decline in oil or gas prices, inability to access capital, and consolidation within the industry could all depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our sales due to curtailed capital and MRO expenditures.

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

In 2015, our ten largest customers accounted for approximately 39% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of wire and cable and related hardware they purchase from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2015, we sourced products from approximately 275 suppliers. However, we have adopted a strategy to concentrate our purchases of wire and cable with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2015 approximately 51% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, wire and cable suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

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

We believe our management information systems are a competitive advantage in maintaining our leadership position in the wire and cable industry. We rely upon our management information systems to manage and replenish inventory, determine pricing, fill and ship orders on a timely basis and coordinate our sales and marketing activities. If we experience problems with our management information systems, we could experience product shortages, diminished inventory control or an increase in accounts receivable. Any failure by us to maintain our management information systems could adversely impact our ability to attract and serve customers and would cause us to incur higher operating costs and experience reduced profitability.

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

We are anticipating growth in the businesses we acquired in 2010. However, the investments in the Southern (in 2013) and Southwest (in 2015) reporting units have both had goodwill impairments as they did not meet their financial objectives as of those dates. Future goodwill and tradename impairments may result, should the acquired businesses not achieve their currently forecasted growth or profitability targets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of eighteen distribution centers strategically located throughout the United States with approximately 783,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters, and two facilities in Louisiana. All of the other facilities are leased, including four from third-party logistics providers. Fourteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. We, along with many other defendants, have been named in a number of lawsuits in the state courts of Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether we, in fact, distributed the wire and cable alleged to have caused any injuries. We maintain general liability insurance that, to date, has covered the defense of and all costs associated with these claims. In addition, we did not manufacture any of the wire and cable at issue, and we would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that we distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of our company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that we believe we could enforce if our insurance coverage proves inadequate.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	51	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	63	Chief Financial Officer, Treasurer and Secretary since 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of January 22, 2016, there were 2,224 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2015:
First quarter	$12.21	$9.29
Second quarter	$10.55	$8.80
Third quarter	$10.15	$6.12
Fourth quarter	$7.60	$5.08

Year ended December 31, 2014:
First quarter	$14.47	$12.58
Second quarter	$13.34	$11.29
Third quarter	$13.26	$11.92
Fourth quarter	$14.00	$11.51

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2015. For further information regarding our stock repurchase activity, see Note 6 to our Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 – 31, 2015	197,812	$6.50	197,812	$12,072,972
November 1 – 30, 2015	77,318	$6.23	77,318	$11,591,161
December 1 – 31, 2015	48,400	$5.51	48,400	$11,324,475
Total	323,530	$6.29	323,530

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

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

Total return is based on an initial investment of $100 on January 1, 2011, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We have paid a quarterly cash dividend since August 2007. Our quarterly cash dividend from February 2008 through February 2011 was $0.085 per share, from May 2011 through February 2013 was $0.09 per share, from May 2013 through February 2014 was $0.11 per share and from May 2014 through August 2015 was $0.12 per share. In November 2015, the Board of Directors approved a quarterly dividend of $0.06 per share. For the years ended December 31, 2015 and 2014, cash dividends were $0.42 and $0.47 per share, resulting in total dividends paid of $7.2 million and $8.3 million, respectively.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiary. Our loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and/or availability.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item regarding securities available for issuance is provided in response to Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of income data for each of the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2015		2014	2013		2012	2011
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$308,133		$390,011	$383,292		$393,036	$396,410
Cost of sales	242,223		304,073	298,633		306,017	307,515
Gross profit	65,910		85,938	84,659		87,019	88,895

Operating expenses:
Salaries and commissions	28,537		31,196	30,946		30,013	28,053
Other operating expenses	25,023		26,400	26,068		25,139	24,513
Depreciation and amortization	2,915		2,919	2,978		2,941	2,952
Impairment charge	3,417		—	7,562		—	—
Total operating expenses	59,892		60,515	67,554		58,093	55,518

Operating income	6,018		25,423	17,105		28,926	33,377
Interest expense	901		1,168	992		1,252	1,424

Income before income taxes	5,117		24,255	16,113		27,674	31,953
Income tax provision	3,073		9,283	8,211		10,635	12,276

Net income	$2,044	(1)	$14,972	$7,902	(2)	$17,039	$19,677

Earnings per share:
Basic	$0.12	(1)	$0.85	$0.44	(2)	$0.96	$1.11
Diluted	$0.12	(1)	$0.85	$0.44	(2)	$0.96	$1.11

Weighted average common shares outstanding :
Basic	17,012,560		17,605,290	17,805,464		17,723,277	17,679,524
Diluted	17,067,593		17,683,931	17,900,372		17,815,401	17,801,134

(1)	2015 net income excluding the after tax impact of the impairment charge was $5,171, and basic and fully diluted earnings per share were each $0.30.
(2)	2013 net income excluding the after tax impact of the impairment charge was $14,594, and basic and fully diluted earnings per share were each $0.82.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$274	$—
Accounts receivable, net	$46,250	$61,599	$60,408	$65,892	$59,731
Inventories, net	$75,777	$88,958	$96,107	$84,662	$69,517
Total assets	$159,113	$189,813	$196,175	$197,155	$179,153
Book overdraft (1)	$3,701	$3,113	$4,594	$—	$2,270
Total debt	$39,188	$53,847	$47,952	$58,588	$47,967
Stockholders’ equity	$100,001	$111,307	$110,694	$109,080	$97,338

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement account.

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

Overview

Since our founding 40 years ago, we have grown to be one of the largest providers of wire and cable and related services to the U.S. market. Today, we serve approximately 6,400 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, marine construction and marine transportation, infrastructure, oilfield services, petrochemical, transportation, utility and wastewater treatment. Activity in the MRO market has diminished, while the level of competition has increased.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality. Our revenue has been and will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent diminished level of economic activity and lower commodity prices have impacted sales and the level of demand. This has had and will continue to have an impact on our performance, until economic activity and demand improves.

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

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2015 would have resulted in a change in income before income taxes of $1.0 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased tradenames and customer relationships. Tradenames are not being amortized and are treated as indefinite lived assets. Tradenames are tested for recoverability on an annual basis in October of each year, or when there is a triggering event. The annual test for 2015 combined with the interim test showed an impairment of certain of the tradenames at Southwest and Southern, and we recorded a pre-tax charge of $0.8 million. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 or 7 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

When performing quantitative assessments for impairment, we use various assumptions in determining the current fair value of these indefinite-lived intangible assets, including future expected cash flows and discount rates, as well as other fair value measures. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment charges that could be material to our results of operations.

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2015 would have resulted in a change in income before income taxes of $0.8 million for the year ended December 31, 2015.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2015, our goodwill balance was $14.9 million, representing 9.3% of our total assets.

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

The second and third steps that we use to evaluate goodwill for impairment involve the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans. In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective unit.

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

During the second quarter of 2015, the Company concluded that impairment indicators existed at the Southwest reporting unit, due to a decline in the overall financial performance and overall market demand. The carrying value of the Southwest reporting unit’s goodwill was $2.6 million and its implied fair value resulting from the impairment test was zero.

The annual goodwill impairment test, on the remaining two reporting units with goodwill, was performed in October 2015. The step one results of the test indicated that no impairment existed. This test concluded that the excess of fair value over the carrying value was in the 4% to 5% range. Given these results, and since we cannot predict future performance or market conditions, if there are further reductions in our market capitalization and market multiples, or the projected performance is not achieved, these remaining two reporting units could be at risk of failing the second step in the near future.

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

Other Operating Expenses.   Other operating expenses include all other expenses, except for salaries and commissions and depreciation and amortization. This includes all payroll taxes, health insurance, travel expenses, public company expenses, advertising, management information system expenses, facility rent and all distribution expenses such as packaging, reels, and repair and maintenance of equipment and facilities.

Depreciation and Amortization.   We incur depreciation expense on costs related to capitalized property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We incur amortization expense on leasehold improvements and capital leases over the shorter of the lease term or the life of the related asset and on intangible assets over the estimated life of the asset.

Interest Expense

Interest expense consists primarily of interest we incur on our debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2015, 2014 and 2013.

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales	78.6%	78.0%	77.9%
Gross profit	21.4%	22.0%	22.1%

Operating expenses:
Salaries and commissions	9.3%	8.0%	8.1%
Other operating expenses	8.1%	6.8%	6.8%
Depreciation and amortization	0.9%	0.7%	0.8%
Impairment charge	1.1%	—%	2.0%
Total operating expenses	19.4%	15.5%	17.6%

Operating income	2.0%	6.5%	4.5%
Interest expense	0.3%	0.3%	0.3%
Income before income taxes	1.7%	6.2%	4.2%
Income tax provision	1.0%	2.4%	2.1%

Net income	0.7%	3.8%	2.1%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of Years Ended December 31, 2015 and 2014

Sales

	Year Ended
	December 31,
(Dollars in millions)	2015	2014	Change
Sales	$308.1	$390.0	$(81.9)	(21.0)%

Our sales in 2015 decreased 21.0% to $308.1 million from $390.0 million in 2014. When adjusted for the fluctuation in metal prices, revenues for the 2015 fiscal year decreased approximately 14% compared to 2014 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was down approximately 19% on a metals-adjusted basis. Maintenance, repair, and operations (MRO) business fell approximately 11% on a metals-adjusted basis.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2015	2014	Change
Gross profit	$65.9	$85.9	$(20.0)	(23.3)%
Gross profit as a percent of sales	21.4%	22.0%	(0.6)%

Gross profit decreased 23.3% to $65.9 million in 2015 from $85.9 million in 2014. The decrease in gross profit was primarily attributed to the decrease in sales. Gross margin (gross profit as a percentage of sales) decreased to 21.4% in 2015 from 22.0% in 2014.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2015	2014	Change
Operating expenses:
Salaries and commissions	$28.5	$31.2	$(2.7)	(8.5)%
Other operating expenses	25.0	26.4	(1.4)	(5.2)%
Depreciation and amortization	2.9	2.9	0.0	(0.1)%
Impairment charge	3.4	—	3.4	n/a
Total operating expenses	$59.9	$60.5	$(0.6)	(1.0)%

Operating expenses as a percent of sales	19.4%	15.5%	3.9%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions decreased 8.5% to $28.5 million in 2015 from $31.2 million in 2014. Commissions decreased $1.4 million as sales and gross profit decreased. Salaries decreased $1.3 million primarily due to a headcount reduction as part of our cost savings initiative.

Other Operating Expenses. Other operating expenses decreased 5.2% to $25.0 million in 2015 from $26.4 million in 2014 primarily due to the decrease in sales volume and the related decrease in warehouse expenses, the decrease in facility expenses due to the Southwest consolidation, lower benefits and employee related expenses as the full-time employee headcount decreased, offset by facility moving costs.

Depreciation and Amortization. Depreciation and amortization was flat in both years at $2.9 million.

Impairment Charge. The Company recorded a non-cash impairment charge in 2015 with respect to its Southwest reporting unit and in respect of tradenames at its Southern and Southwest reporting units. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 19.4% in 2015 from 15.5%. This increase primarily relates to the impairment of goodwill offset by the savings in salaries and commissions and other operating expenses.

Interest Expense

Interest expense decreased 22.9% to $0.9 million in 2015 from $1.2 million in 2014 due to lower average debt and a higher effective interest rate. Average debt was $43.9 million in 2015 compared to $55.6 million in 2014. The average effective interest rate decreased to 1.9% in 2015 from 2.1% in 2014. This decrease was primarily due to the lower interest rates associated with the new Loan and Security Agreement.

Income Tax Expense

Income tax expense decreased 66.9% to $3.1 million in 2015 compared to $9.3 million in 2014. The effective income tax rate increased to 60.1% in 2015 from 38.3% in 2014, primarily due to the non-deductible portion of the impairment charge in 2015, which increased the rate by 20.0% and the impact of the share-based compensation deficit of 3.7%. The Company has exhausted the excess tax benefits arising from stock-based compensation transactions (APIC pool), therefore any future net deficits will result in incremental income tax expense.

Net Income

We achieved net income of $2.0 million in 2015 compared to $15.0 million in 2014, a decrease of 86.3%, primarily due to the lower level of activity and the non-cash impairment charge in 2015.

Comparison of Years Ended December 31, 2014 and 2013

Sales

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Sales	$390.0	$383.3	$6.7	1.8%

Our sales in 2014 increased 1.8% to $390.0 million from $383.3 million in 2013. When adjusted for the fluctuation in metal prices, revenues for the 2014 fiscal year increased approximately 4% compared to 2013 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was up approximately 9% on a metals-adjusted basis. MRO business grew at approximately 1% on a metals-adjusted basis.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Gross profit	$85.9	$84.7	$1.3	1.5%
Gross profit as a percent of sales	22.0%	22.1%	(0.1)%

Gross profit increased 1.5% to $85.9 million in 2014 from $84.7 million in 2013. The increase in gross profit was primarily attributed to the increase in sales. Gross margin decreased slightly to 22.0% in 2014 from 22.1% in 2013.

 Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2014	2013	Change
Operating expenses:
Salaries and commissions	$31.2	$30.9	$0.3	0.8%
Other operating expenses	26.4	26.1	0.3	1.3%
Depreciation and amortization	2.9	3.0	(0.1)	(2.0)%
Impairment charge	—	7.6	(7.6)	(100.0)%
Total operating expenses	$60.5	$67.6	$(7.0)	(10.4)%

Operating expenses as a percent of sales	15.5%	17.6%	(2.1)%

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

Impairment Charge. The Company recorded a non-cash goodwill impairment charge in 2013 with respect to its Southern reporting unit. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales decreased to 15.5% in 2014 from 17.6% in 2013 due to the absence of a goodwill impairment charge in 2014 partially offset by higher salaries and commissions, and other operating expenses.

Interest Expense

Interest expense increased 17.7% to $1.2 million in 2014 from $1.0 million in 2013 due to higher average debt and a higher effective interest rate. Average debt was $55.6 million in 2014 compared to $47.8 million in 2013. The average effective interest rate increased to 2.1% in 2014 from 1.9% in 2013. This increase was primarily due to the higher applicable LIBOR spread as a result of the lower availability under the loan agreement in 2014.

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum and petrochemical products are components of the wire and cable and related hardware we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate decreasing metal prices negatively impacted sales by approximately 7% in 2015. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of Years Ended December 31, 2015 and 2014

Our net cash provided by operating activities was $31.8 million in 2015 compared to $11.3 million in 2014. Our net income decreased by $12.9 million or 86.3% to $2.0 million in 2015 from $15.0 million in 2014.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $22.6 million in 2015. Accounts receivable decreased $15.4 million, primarily due to decreased sales in 2015. Inventories decreased $12.8 million to align with the reduction in sales volume. Partially offsetting these sources of cash was the decrease in trade accounts payable of $1.6 million primarily due to lower inventory. Accrued and other current liabilities decreased $3.6 million primarily due to lower accrued wire purchases.

Net cash used in investing activities was $3.1 million in 2015 compared to $2.2 million in 2014. The increase was primarily attributable to renovations related to the purchase of a building in December 2013 used to consolidate the four existing Southwest Houston locations.

Net cash used in financing activities was $28.7 million in 2015 compared to $9.1 million in 2014. Net payments on the revolver of $14.7 million, the payment of dividends of $7.2 million and the purchase of treasury stock of $6.9 million were the main components of financing activities in 2015.

Comparison of Years Ended December 31, 2014 and 2013

Our net cash provided by operating activities was $11.3 million in 2014 compared to $20.7 million in 2013. Our net income increased by $7.1 million or 89.5% to $15.0 million in 2014 from $7.9 million in 2013.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $7.5 million in 2014. Trade accounts payable decreased $5.6 million primarily due to lower inventory. Accrued and other current liabilities decreased $5.8 million primarily due to lower accrued wire purchases. Partially offsetting these uses of cash was the decrease in inventory totaling $6.1 million.

Net cash used in investing activities was $2.2 million in 2014 compared to $3.4 million in 2013. The decrease was primarily attributable to the purchase of a building in December 2013. The building was undergoing renovation, which was completed in 2015, and has been used to consolidate four existing Southwest locations.

Net cash used in financing activities was $9.1 million in 2014 compared to $17.6 million in 2013. The payment of dividends of $8.3 million and the purchase of treasury stock of $6.9 million partially offset by net borrowings on the revolver of $5.9 million were the main components of financing activities in 2014.

Indebtedness

Our principal source of liquidity at December 31, 2015 was working capital of $107.0 million compared to $130.1 million at December 31, 2014. We also had available borrowing capacity under our loan agreement in the amount of $41.5 million at December 31, 2015 and $42.4 million at December 31, 2014.

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

Covenants in the 2015 Loan Agreement require us to maintain certain minimum financial ratios and/or availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2015, we met the availability-based covenant.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$39,188	$—	$—	$39,188	$—
Operating lease obligations	8,904	2,513	3,927	1,716	748
Non-cancellable purchase obligations (1)	33,826	33,826	—	—	—
Total	$81,918	$36,339	$3,927	$40,904	$748

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2015. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $3.1 million, $2.2 million and $3.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. The 2013 expenditures included the $2.5 million purchase of a facility which has been used to consolidate the Southwest operations in Houston in 2015. To complete the renovation and build out of the facility, additional amounts of $1.9 million and $1.0 million were incurred in 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2015 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2015, the weighted average interest rate on our $39.2 million of variable interest debt was approximately 1.7%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2015 borrowing levels, a 1.0% change in the applicable interest rates would have a $0.4 million effect on our annual interest expense.

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

24

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 10, 2016

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$46,250	$61,599
Inventories, net	75,777	88,958
Deferred income taxes	3,074	3,188
Income taxes	932	219
Prepaids	648	565
Total current assets	126,681	154,529

Property and equipment, net	10,899	8,954
Intangible assets, net	5,984	8,501
Goodwill	14,866	17,520
Deferred income taxes	264	—
Other assets	419	309
Total assets	$159,113	$189,813

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,701	$3,113
Trade accounts payable	6,380	7,993
Accrued and other current liabilities	9,568	13,104
Total current liabilities	19,649	24,210

Debt	39,188	53,847
Other long-term obligations	275	274
Deferred income taxes	—	175
Total liabilities	59,112	78,506

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,712,626 and 17,508,015 shares outstanding at December 31, 2015 and 2014, respectively	21	21
Additional paid-in capital	54,621	54,871
Retained earnings	106,048	111,233
Treasury stock	(60,689)	(54,818)
Total stockholders’ equity	100,001	111,307

Total liabilities and stockholders’ equity	$159,113	$189,813

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013

	(In thousands, except share and per share data)

Sales	$308,133	$390,011	$383,292
Cost of sales	242,223	304,073	298,633
Gross profit	65,910	85,938	84,659

Operating expenses:
Salaries and commissions	28,537	31,196	30,946
Other operating expenses	25,023	26,400	26,068
Depreciation and amortization	2,915	2,919	2,978
Impairment charge	3,417	—	7,562
Total operating expenses	59,892	60,515	67,554

Operating income	6,018	25,423	17,105
Interest expense	901	1,168	992
Income before income taxes	5,117	24,255	16,113
Income tax provision	3,073	9,283	8,211
Net income	$2,044	$14,972	$7,902

Earnings per share:
Basic	$0.12	$0.85	$0.44
Diluted	$0.12	$0.85	$0.44

Weighted average common shares outstanding:
Basic	17,012,560	17,605,290	17,805,464
Diluted	17,067,593	17,683,931	17,900,372

Dividends declared per share	$0.42	$0.47	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)
Balance at December 31, 2012	20,988,952	$21	$55,291	$104,252	(3,089,453)	$(50,484)	$109,080
Net income	—	—	—	7,902	—	—	7,092
Exercise of stock options, net	—	—	(526)	—	62,312	1,018	492
Excess tax benefit (deficiency)	—	—	39	—	—	—	39
Amortization of unearned stock compensation	—	—	900	—	—	—	900
Impact of forfeited vested options	—	—	(108)	—	—	—	(108)
Impact of forfeited restricted stock awards	—	—	232	—	(14,165)	(232)	—
Issuance of restricted stock awards	—	—	(186)	—	11,338	186	—
Impact of surrendered equity awards to satisfy taxes	—	—	—	—	(4,952)	(64)	(64)
Dividends on common stock	—	—	—	(7,547)	—	—	(7,547)

Balance at December 31, 2013	20,988,952	21	55,642	104,607	(3,034,920)	(49,576)	110,694
Net income	—	—	—	14,972	—	—	14,972
Exercise of stock options, net	—	—	(116)	—	18,500	297	181
Repurchase of treasury shares	—	—	—	—	(555,008)	(6,980)	(6,980)
Excess tax benefit (deficiency)	—	—	(10)	—	—	—	(10)
Amortization of unearned stock compensation	—	—	868	—	—	—	868
Impact of forfeited vested options	—	—	(72)	—	—	—	(72)
Impact of forfeited restricted stock awards	—	—	186	—	(11,666)	(186)	—
Impact of released vested restricted stock units	—	—	(172)		10,709	172	—
Issuance of restricted stock awards	—	—	(1,455)	—	91,448	1,455	—
Dividends on common stock	—	—	—	(8,346)	—	—	(8,346)

Balance at December 31, 2014	20,988,952	21	54,871	111,233	(3,480,937)	(54,818)	111,307
Net income	—	—	—	2,044	—	—	2,044
Exercise of stock options, net	—	—	(48)	—	4,125	59	11
Repurchase of treasury shares	—	—	—	—	(865,922)	(6,858)	(6,858)
Excess tax benefit (deficiency)	—	—	(40)	—	—	—	(40)
Amortization of unearned stock compensation	—	—	886	—	—	—	886
Impact of forfeited vested options	—	—	(120)	—	—	—	(120)
Impact of forfeited restricted stock awards	—	—	784	—	(52,128)	(784)	—
Impact of released vested restricted stock units	—	—	(224)	—	14,946	224	—
Issuance of restricted stock awards	—	—	(1,488)	—	103,590	1,488	—
Dividends on common stock	—	—	—	(7,229)	—	—	(7,229)
Balance at December 31, 2015	20,988,952	$21	$54,621	$106,048	(4,276,326)	$(60,689)	$100,001

 The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$2,044	$14,972	$7,902
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	3,417	—	7,562
Depreciation and amortization	2,915	2,919	2,978
Amortization of unearned stock compensation	886	868	900
Provision for inventory obsolescence	397	1,002	559
Deferred income taxes	(485)	(923)	(1,485)
Other non-cash items	38	(43)	(15)
Changes in operating assets and liabilities:
Accounts receivable	15,352	(1,144)	5,516
Inventories	12,784	6,147	(12,004)
Book overdraft	588	(1,481)	4,594
Trade accounts payable	(1,613)	(5,644)	1,307
Accrued and other current liabilities	(3,557)	(5,794)	3,312
Income taxes	(713)	184	(435)
Other operating activities	(224)	206	54
Net cash provided by operating activities	31,829	11,269	20,745

Investing activities
Expenditures for property and equipment	(3,123)	(2,177)	(3,396)
Proceeds from disposals of property and equipment	8	25	2
Net cash used in investing activities	(3,115)	(2,152)	(3,394)

Financing activities
Borrowings on revolver	310,366	405,884	396,724
Payments on revolver	(325,025)	(399,989)	(407,360)
Proceeds from exercise of stock options	11	181	492
Payment of dividends	(7,172)	(8,293)	(7,466)
Excess tax benefit for options	—	7	49
Purchase of treasury stock	(6,894)	(6,907)	(64)
Net cash used in financing activities	(28,714)	(9,117)	(17,625)

Net change in cash	—	—	(274)
Cash at beginning of year	—	—	274

Cash at end of year	$—	$—	$—
Supplemental disclosures
Cash paid during the year for interest	$900	$1,160	$998
Cash paid during the year for income taxes	$4,278	$10,029	$10,236

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides wire and cable, hardware and related services to the U.S. market through eighteen locations in thirteen states throughout the United States. On June 25, 2010, the Company purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”) and on January 1, 2011, merged them into the Company’s operating subsidiary. The Company has no other business activity.

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

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Denominator:
Weighted average common shares for basic earnings per share	17,012,560	17,605,290	17,805,464
Effect of dilutive securities	55,033	78,641	94,908
Denominator for diluted earnings per share	17,067,593	17,683,931	17,900,372

 Options to purchase 643,738, 476,473 and 478,458 shares of common stock were not included in the diluted net income per share calculation for 2015, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $132 and $139, and a reserve for returns and allowances of $322 and $422 at December 31, 2015 and 2014, respectively. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2015	2014	2013
Balance at beginning of year	$139	$148	$213
Bad debt expense	97	50	(59)
Write-offs, net of recoveries	(104)	(59)	(6)
Balance at end of year	$132	$139	$148

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $4,829 and $4,478 at December 31, 2015 and 2014, respectively.

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

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	25 to 30 years
Machinery and equipment	3 to 10 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter.

Total depreciation expense was approximately $1,162, $1,186, and $1,245 for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2015, the goodwill balance was $14.9 million, representing 9.3% of the Company’s total assets.

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

Intangibles

Intangible assets, from the acquisition of Southwest and Southern in 2010, consist of customer relationships, tradenames, and non-compete agreements. The customer relationships are amortized over 6 or 7 year useful lives and non-compete agreements were amortized over a 1 year useful life. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. Tradenames are not being amortized and are tested for impairment on an annual basis.

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

The Company records revenue when customers take delivery of products. Customers may pick up products at any distribution center location, or products may be delivered via third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. Normal payment terms are net 30 days. Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement item being re-invoiced to the customer. Customer returns are recorded as an adjustment to sales. In the past, customer returns have not been material. The Company has no installation obligations.

The Company may offer sales incentives, which are accrued monthly as an adjustment to sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales and freight charges and are included as a component of cost of sales.

Credit Risk

The Company’s customers are located primarily throughout the United States. No single customer accounted for 10% or more of the Company’s sales in 2015, 2014 or 2013. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $350, $284, and $333 for the years ended December 31, 2015, 2014, and 2013, respectively.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments. The carrying amount of long term debt approximates fair value as it bears interest at variable rates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update ("ASU") to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those ASUs that are relevant to the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has not yet evaluated this ASU.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company is currently evaluating the timing of adoption of this ASU which impacts only the balance sheet presentation.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30). The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. However, the guidance in this ASU did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, as a result ASU No. 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments in ASU No. 2015-03 are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the timing of adoption of this ASU which impacts only the balance sheet presentation.

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

2.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2015	2014
Land	$2,476	$2,476
Buildings	7,706	5,759
Machinery and equipment	11,885	11,220
	22,067	19,455
Less accumulated depreciation	11,168	10,501
Total	$10,899	$8,954

Intangible assets

Intangible assets consist of:

	At December 31,
	2015	2014
Tradenames	$3,846	$4,610
Customer relationships	11,630	11,630
	15,476	16,240
Less accumulated amortization:
Tradenames	—	—
Customer relationships	9,492	7,739
	9,492	7,739
Total	$5,984	$8,501

Intangible assets include customer relationships which are being amortized over 6 or 7 year useful lives. The weighted average amortization period for intangible assets is 6.6 years. Tradenames are not amortized; however, they are tested annually for impairment. As of December 31, 2015, accumulated amortization on the acquired intangible assets was $9,492 and amortization expense was $1,753 in the year ended December 31, 2015 and $1,733 in each of the years ended December 31, 2014 and 2013. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
2016	$1,572
2017	566

Goodwill

	At December 31,
	2015	2014
Goodwill	$25,082	$25,082
Accumulated impairment losses	(10,216)	(7,562)
Net balance	$14,866	$17,520

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2015	2014
Customer advances	$169	$62
Customer rebates	3,166	5,145
Payroll, commissions, and bonuses	1,148	2,349
Accrued inventory purchases	1,800	2,778
Other	3,285	2,770
Total	$9,568	$13,104

3.	Impairment of Goodwill and Intangibles

The annual goodwill impairment test was performed in October 2015 related to the two reporting units that have goodwill and the step one results of the test indicated that there was no impairment of goodwill at that date. This test concluded that the excess of fair value over the carrying value was in the 4% to 5% range. Given these results, and since the Company cannot predict future performance or market conditions, if there are further reductions in our market capitalization and market multiples, or the projected performance is not achieved, these remaining two reporting units could be at risk of failing the second step in the near future.

 During the second quarter of 2015 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southwest reporting unit, due to a decline in the overall financial performance and overall market demand. Step two of the impairment test was performed on Southwest and concluded that the fair value of the Southwest reporting unit was less than its carrying value; therefore the Company performed step three of the impairment analysis.

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

The fair values of the Southwest reporting unit and tradenames were estimated using a discounted cash flow model. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 5-7%. The carrying value of the Southwest reporting unit’s goodwill was $2.6 million and its implied fair value resulting from step three of the impairment test was zero. As a result, the Company recorded a non-cash goodwill impairment charge of $2.6 million during the second quarter of 2015.

Additionally, in 2015, the Company tested its indefinite-lived intangible assets for impairment due to triggering events as well as part of the annual test. As a result, an impairment charge of $0.8 million against the tradenames was recorded during the year. The total 2015 impairment charge of $3.4 million included a $2.7 million non-deductible portion.

During the third quarter of 2013 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southern reporting unit, due to a decline in the overall financial performance and overall market demand. The same steps one, two and three analyses as outlined above were performed.

The fair value of the Southern reporting unit was estimated using a discounted cash flow model combined with a market approach, with a weighting of 50% to the discounted cash flow analysis and 50% to the market approach. The material assumptions used for the income approach included a weighted average cost of capital of 13% and a long-term growth rate of 3-4%. The carrying value of the Southern reporting unit’s goodwill was $20.1 million and its implied fair value resulting from step three of the impairment test was less than the carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $7.6 million during the year ended December 31, 2013.

The Company is still anticipating significant growth in the businesses it acquired in 2010, but if this growth is not achieved, further goodwill impairments may result.

4.	Debt

On October 1, 2015, HWC Wire & Cable Company, as borrower, entered into the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company, as guarantor, executed a Third Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2015 Loan Agreement provides a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) rate option and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves.

Portions of the loan may be converted to LIBOR loans in minimum amounts of $1,000 and integral multiples of $100. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. The unused commitment fee is 25 basis points.

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At December 31, 2015, the Company was in compliance with the availability-based covenants governing its indebtedness.

The Company’s borrowings at December 31, 2015 and 2014 were $39,188 and $53,847, respectively. The weighted average interest rates on outstanding borrowings were 1.7% and 1.9% at December 31, 2015 and 2014, respectively.

During 2015, the Company had an average available borrowing capacity of approximately $46,562. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2015, the Company had available borrowing capacity of $41,519 under the terms of the 2015 Loan Agreement. During the years ended December 31, 2015, 2014 and 2013, the Company paid $153, $114, and $130, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

2016	$—
2017	—
2018	—
2019	—
2020	39,188
Total	$39,188

5.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$3,166	$9,123	$8,675
State	392	1,083	1,021
Total current	3,558	10,206	9,696

Deferred:
Federal	(436)	(794)	(1,290)
State	(49)	(129)	(195)
Total deferred	(485)	(923)	(1,485)

Total	$3,073	$9,283	$8,211

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	2.7	3.9
Impairment, non-deductible portion	20.0	—	11.5
Share-based compensation deficit	3.7	—	—
Non-deductible items	3.0	0.7	1.1
Other	(5.7)	(0.1)	(0.6)
Total effective tax rate	60.1%	38.3%	50.9%

The share-based compensation deficit resulted in incremental income tax expense, because the grant date fair value of share-based payments exceeded the actual tax deductions realized, either upon exercise or vesting or due to forfeitures. As the Company has exhausted the excess tax benefits arising from stock-based compensation transactions (APIC pool), any future net deficits will result in incremental income tax expense, and will likely negatively impact the effective tax rate. The other credit includes the impact of over accruals of both federal and state taxes in earlier years.

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Uniform capitalization adjustment	$1,240	$1,219
Inventory reserve	1,835	1,724
Allowance for doubtful accounts	50	53
Stock compensation expense	1,900	2,053
Property and equipment	109	136
Other	77	128
Total deferred tax assets	5,211	5,313

Deferred tax liabilities
Goodwill	601	405
Intangibles	1,148	1,895
Other	124	—
Total deferred tax liabilities	1,873	2,300
Net deferred tax assets	$3,338	$3,013

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2015, 2014 and 2013, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

6.	Stockholders’ Equity

On March 7, 2014, the Board of Directors adopted a new stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program will be held as treasury shares and may be used to satisfy the exercise of options, issuance of restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors. During 2015, the Company made repurchases under the stock repurchase program of 858,628 shares for a total cost of $6,808. During 2014, the Company made repurchases under the stock repurchase program of 545,564 shares for a total cost of $6,868.

Under the terms of the 2006 Stock Plan, the Company acquired 7,294 shares and 9,444 shares that were surrendered by the holders to pay withholding taxes in 2015 and 2014, respectively.

The Company has paid a quarterly cash dividend since August 2007, resulting in aggregate dividends in 2015, 2014 and 2013 of $7,172, $8,293 and $7,466, respectively.

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

The Company maintains a combination profit-sharing plan and salary deferral plan (the “Plan”) for the benefit of its employees. Employees who are eligible to participate in the Plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. Effective January 1, 2014, the Company adjusted its match and now matches 100% of the first 1% of the employee’s contribution. Accordingly, the Company is no longer adopting the Safe Harbor provisions of the Code.  Through 2013, the Company adopted the Safe Harbor provisions of the Code, whereby contributions up to the first 3% of an employee’s compensation were matched 100% by the Company and the next 2% were matched 50% by the Company.  The Company’s match for the years ended December 31, 2015, 2014 and 2013 was $203, $217, and $803, respectively.

8.	Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2007, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of stock options and restricted stock awards and units. The 2006 Plan provides for incentives to be granted at the fair market value of the Company’s common stock at the date of grant and options may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be granted to designated participants. The maximum number of shares available to any one participant in any one calendar year is 500,000.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2015 or 2014.

Vesting dates range from December 20, 2016 to December 31, 2017, and expiration dates range from December 20, 2016 to December 20, 2021. The following summarizes stock option activity and related information:

	2015
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	602	$15.50	$243	4.17
Granted	—	—
Exercised	(4)	2.67
Forfeited	(105)	15.55
Expired	—	—
Outstanding—End of year	493	$15.60	$—	3.26
Exercisable—End of year	416	$15.87	$—	2.76
Weighted average fair value of options granted during 2015	$—
Weighted average fair value of options granted during 2014	$—
Weighted average fair value of options granted during 2013	$—

There was no excess tax benefit for the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, excess tax benefits of $7 and $49, respectively, were reflected in financing cash flows.

 The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $13, $51 and $366, respectively. There is no intrinsic value of options outstanding and exercisable as of December 31, 2015 as the closing stock price at the end of 2015 creates a negative value.

The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $139, $168 and $271, respectively.

Restricted Stock Awards and Restricted Stock Units

On December 15, 2015, the Company granted 28,090 voting shares of restricted stock to the Company’s President. These shares vest in one third increments on the first, second and third anniversaries of the date of grant as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

The Company also granted 64,500 voting shares of restricted stock under the 2006 Plan to members of management on December 15, 2015. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

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

On May 5, 2015 new members of the management team received a total of 11,000 restricted stock awards. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

Restricted common shares are measured at fair value on the date of grant based on the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years, based on the number of awards that vest.

The following summarizes restricted stock activity for the year ended December 31, 2015:

	2015
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	201	$11.43	27	$11.93
Granted	104	5.76	38	9.14
Vested	(19)	11.59	(27)	11.93
Cancelled/Forfeited	(20)	11.97	(5)	9.14
Expired	(32)	12.45	—	—
Non-vested —End of year	234	$9.57	33	$9.14

Total stock-based compensation cost was $886, $868 and $900 for the years ended December 31, 2015, 2014 and 2013, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $337, $332 and $346 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $1,616 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 35 months. There were 448,796 shares available for future grants under the 2006 Plan at December 31, 2015.

9.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2,540 in 2015, $2,865 in 2014 and $2,697 in 2013.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2015:

2016	$2,513
2017	2,293
2018	1,633
2019	1,111
2020	605
Thereafter	749
Total minimum lease payments	$8,904

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $33,826 at December 31, 2015.

As part of the acquisition of Southwest and Southern in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $89 at December 31, 2015 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company, along with many other defendants, has been named in a number of lawsuits in the state courts of Minnesota, North Dakota, and South Dakota alleging that certain wire and cable which may have contained asbestos caused injury to the plaintiffs who were exposed to this wire and cable. These lawsuits are individual personal injury suits that seek unspecified amounts of money damages as the sole remedy. It is not clear whether the alleged injuries occurred as a result of the wire and cable in question or whether the Company, in fact, distributed the wire and cable alleged to have caused any injuries. The Company maintains general liability insurance that, to date, has covered the defense of and all costs associated with these claims. In addition, the Company did not manufacture any of the wire and cable at issue, and the Company would rely on any warranties from the manufacturers of such cable if it were determined that any of the wire or cable that the Company distributed contained asbestos which caused injury to any of these plaintiffs. In connection with ALLTEL's sale of the Company in 1997, ALLTEL provided indemnities with respect to costs and damages associated with these claims that the Company believes it could enforce if its insurance coverage proves inadequate.

There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

10.	Subsequent Events

On February 16, 2016, the Board of Directors approved a quarterly dividend of $0.06 per share payable to shareholders of record on February 26, 2016. This dividend totaling $984 will be paid on March 11, 2016.

11.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2015. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2015
	Fourth Quarter		Third Quarter	Second Quarter		First Quarter
	(in thousands, except per share data)

Sales	$70,314		$78,260	$77,959		$81,600
Gross profit	$15,120		$16,131	$16,935		$17,724
Operating income (loss)	$743	(1)	$1,783	$(234	)(2)	$3,726
Net income (loss)	$(199	)(1)	$676	$(619	)(2)	$2,186
Earnings (loss) per share:
Basic	$(0.01	)(1)	$0.04	$(0.04	)(2)	$0.13
Diluted	$(0.01	)(1)	$0.04	$(0.04	)(2)	$0.13

	Year Ended December 31, 2014
	Fourth Quarter		Third Quarter	Second Quarter		First Quarter
	(in thousands, except per share data)

Sales	$89,530		$96,721	$103,461		$100,299
Gross profit	$20,718		$21,077	$22,439		$21,704
Operating income	$6,207		$5,980	$6,888		$6,348
Net income	$3,668		$3,528	$4,031		$3,745
Earnings per share:
Basic	$0.21		$0.20	$0.23		$0.21
Diluted	$0.21		$0.20	$0.23		$0.21

(1)	During the fourth quarter of 2015, the Company recorded a non-cash impairment charge of $423. See Note 3 for additional information.

(2)	During the second quarter of 2015, the Company recorded a non-cash impairment charge of $2,994. See Note 3 for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 26 and 27 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2015 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 27.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Houston Wire & Cable Company and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 10, 2016

ITEM 9B.  OTHER INFORMATION

On March 7, 2016, the Compensation Committee of the Company’s Board of Directors adopted a revised senior management bonus program for its senior executives (other than the Chief Executive Officer) for the year ending December 31, 2016. A description of the revised program is attached as Exhibit 10.7 and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of  Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Director Independence” and “Related Party Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accounting Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2016.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 10, 2016	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 10, 2016
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 10, 2016
Nicol G. Graham

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 10, 2016
William H. Sheffield

/s/ MICHAEL T. CAMPBELL	Director	March 10, 2016
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 10, 2016
Ian Stewart Farwell

/s/ MARK A. RUELLE	Director	March 10, 2016
Mark A. Ruelle

/s/ WILSON B. SEXTON	Director	March 10, 2016
Wilson B. Sexton

/s/ G. GARY YETMAN	Director	March 10, 2016
G. Gary Yetman

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

10.1*	Houston Wire & Cable Company 2006 Stock Plan, as amended and restated effective March 1, 2015 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 13, 2015.

10.2*	Amended and Restated Executive Employment Agreement dated as of January 1, 2015 between James L. Pokluda, III and Houston Wire & Cable Company (incorporated by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3*	Form of Employee Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.23 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.4*	Form of Director Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.5*	Form of Employee Stock Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.6 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.6*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended)

10.7*	Description of Senior Management Bonus Program **

10.8*	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.9	Fourth Amended and Restated Loan and Security Agreement, dated as of October 1, 2015 among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

10.10	Third Amended and Restated Guaranty dated as of October 1, 2015, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

23.1	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*      Management contract or compensatory plan or arrangement

**    Filed herewith

