Form 10-Q
period 2016-03-31
Houston Wire & Cable CO
filed 2016-05-05
CIK 1356949

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At May 1, 2016 there were 16,551,507 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2016

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$43,078	$46,250
Inventories, net	70,436	75,777
Deferred income taxes	3,532	3,074
Income taxes	746	932
Prepaids	1,199	648
Total current assets	118,991	126,681

Property and equipment, net	10,917	10,899
Intangible assets, net	5,612	5,984
Goodwill	14,866	14,866
Deferred income taxes	11	264
Other assets	369	419
Total assets	$150,766	$159,113

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,586	$3,701
Trade accounts payable	7,837	6,380
Accrued and other current liabilities	8,846	9,568
Total current liabilities	18,269	19,649

Debt	33,647	39,188
Other long term obligations	538	275
Total liabilities	52,454	59,112

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,583,399 and 16,712,626 outstanding at March 31, 2016 and December 31, 2015, respectively	21	21
Additional paid-in-capital	54,897	54,621
Retained earnings	104,864	106,048
Treasury stock	(61,470)	(60,689)
Total stockholders' equity	98,312	100,001
Total liabilities and stockholders' equity	$150,766	$159,113

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015

Sales	$64,711	$81,600
Cost of sales	51,312	63,876
Gross profit	13,399	17,724

Operating expenses:
Salaries and commissions	6,909	7,238
Other operating expenses	5,837	6,048
Depreciation and amortization	692	712
Total operating expenses	13,438	13,998

Operating income (loss)	(39)	3,726
Interest expense	175	265
Income (loss) before income taxes	(214)	3,461
Income tax expense (benefit)	(30)	1,275
Net income (loss)	$(184)	$2,186

Earnings (loss) per share:
Basic	$(0.01)	$0.13
Diluted	$(0.01)	$0.13
Weighted average common shares outstanding:
Basic	16,481,122	17,296,978
Diluted	16,481,122	17,376,928

Dividends declared per share	$0.06	$0.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net income (loss)	$(184)	$2,186
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	692	712
Amortization of unearned stock compensation	209	217
Provision for inventory obsolescence	166	356
Deferred income taxes	(205)	(419)
Other non-cash items	30	44
Changes in operating assets and liabilities:
Accounts receivable	3,153	6,402
Inventories	5,175	6,972
Book overdraft	(2,115)	(1,634)
Trade accounts payable	1,457	(473)
Accrued and other current liabilities	(729)	(5,331)
Income taxes	186	1,697
Other operating activities	(249)	(440)
Net cash provided by operating activities	7,586	10,289

Investing activities
Expenditures for property and equipment	(337)	(440)
Net cash used in investing activities	(337)	(440)

Financing activities
Borrowings on revolver	61,842	76,746
Payments on revolver	(67,383)	(82,874)
Payment of dividends	(989)	(2,070)
Purchase of treasury stock	(719)	(1,651)
Net cash used in financing activities	(7,249)	(9,849)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share data)

1. Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides wire and cable, hardware and related services to the U.S. market through eighteen locations in thirteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The followings are those ASUs that are relevant to the Company.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) the recognition of the income tax effects of awards in the income statement when the awards vest, forfeit, or are settled, thus eliminating additional paid-in-capital pools, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This update is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the elections the Company may make as well as the effects the adoption of this guidance may have on the Company's consolidated financial statements and determining the timing of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize assets and liabilities for leases greater than 1 year, regardless of whether they were previously accounted for as capital or operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the the impacts of adopting as well as the timing of when it will adopt this ASU.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company does not believe there will be any material impact upon the adoption of this guidance on the Company's consolidated financial statements and is still determining the timing of adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).” The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. However, the guidance in this ASU did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, in August 2015 the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements,” to clarify that, with respect to a line-of-credit agreement, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company adopted this guidance in the first quarter and will continue to treat debt issuance costs as a deferred asset and amortize the deferred asset over the term of the credit agreement. Therefore, the adoption did not have any impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. Early adoption for annual and interim periods beginning after December 31, 2016 is permitted. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. However, the Company is still evaluating the impact of this ASU on its financial position and results of operations, timing of adoption, and which implementation method the Company will use.

2. Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of stock options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2016	2015
Denominator:
Weighted average common shares for basic earnings per share	16,481,122	17,296,978
Effect of dilutive securities	—	79,950
Weighted average common shares for diluted earnings per share	16,481,122	17,376,928

The weighted average common shares for diluted earnings per share exclude stock options and unvested restricted stock awards and units to purchase 536,580 and 564,746 shares for the three months ended March 31, 2016 and 2015, respectively. These options have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3. Debt

On October 1, 2015, HWC Wire & Cable Company, as borrower, entered into the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company, as guarantor, executed a Third Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2015 Loan Agreement provides a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) rate option, and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At March 31, 2016, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

4.  Stockholders’ Equity

During the first quarter of 2016, the Board of Directors approved a quarterly dividend of $0.06 per share, payable to stockholders. Dividends paid were $989 and $2,070 during the three months ended March 31, 2016 and 2015, respectively.

5. Stock Based Compensation

There were no stock option awards, restricted stock awards or restricted stock units granted during the first three months of 2016.

Total stock-based compensation cost was $209 and $217 for the three months ended March 31, 2016 and 2015, respectively, and is included in salaries and commissions.

6. Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $88 at March 31, 2016 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next 2 years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company has issued letters of credit totaling $2.6 million to certain vendors, of which $2.5 million will expire in October 2016.

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

7. Subsequent Events

On May 3, 2016, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.06 per share, payable on May 27, 2016, to stockholders of record at the close of business on May 16, 2016.

Following the Annual Meeting of Stockholders on May 3, 2016, the Company awarded restricted stock units with a value of $50 to each non-employee director who was elected or re-elected, for an aggregate of 35,515 restricted stock units. Each award of restricted stock units vests at the date of the 2017 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2015.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2016	2015

Sales	100.0%	100.0%
Cost of sales	79.3%	78.3%
Gross profit	20.7%	21.7%

Operating expenses:
Salaries and commissions	10.7%	8.9%
Other operating expenses	9.0%	7.4%
Depreciation and amortization	1.1%	0.9%
Total operating expenses:	20.8%	17.2%

Operating income (loss)	(0.1)%	4.6%
Interest expense	0.3%	0.3%

Income (loss) before income taxes	(0.3)%	4.2%
Income (loss) taxes	(0.0)%	1.6%

Net income (loss)	(0.3)%	2.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended March 31, 2016 and 2015

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015	Change
Sales	$64.7	$81.6	$(16.9)	(20.7)%

Our sales for the first quarter decreased 20.7% to $64.7 million in 2016 from $81.6 million in 2015. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2016 were down approximately 11% compared to the first quarter of 2015. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, are estimated to have decreased 27%, or approximately 18% on a metals adjusted basis, over 2015. Maintenance, Repair, and Operations (MRO) fell 18%, or approximately 9% when adjusted for metals over 2015.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015	Change
Gross profit	$13.4	$17.7	$(4.3)	(24.4)%
Gross margin	20.7%	21.7%	(1.0)%

Gross profit decreased 24.4% to $13.4 million in 2016 from $17.7 million in 2015. The decrease in gross profit was primarily attributed to the lower sales in 2016. Gross margin (gross profit as a percentage of sales) decreased 1.0% in 2016 from 21.7% in 2015.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$6.9	$7.2	$(0.3)	(4.5)%
Other operating expenses	5.8	6.0	(0.2)	(3.5)%
Depreciation and amortization	0.7	0.7	0.0	(2.8)%
Total operating expenses	$13.4	$14.0	$(0.6)	(4.0)%

Operating expenses as a percent of sales	20.8%	17.2%	3.6%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.3 million between the periods as sales and gross margin declined reducing commissions.

Other operating expenses decreased $0.2 million primarily due to lower rent related to the 2015 Southwest Wire Rope facility consolidation and lower utilities.

Depreciation and amortization remained consistent between the periods.

Operating expenses as a percentage of sales increased to 20.8% in 2016 from 17.2% in 2015, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense decreased 34.0% to $0.2 million in 2016 from $0.3 million in 2015. Average debt was $36.7 million in 2016 compared to $49.1 million in 2015. The average effective interest rate was 1.7% in 2016 compared to 2.0% in 2015.

Income Taxes

The income tax benefit of less than $0.1 million, due to the pre-tax loss, decreased, compared to the $1.3 million income tax expense in the prior year period. The effective income tax rate decreased to 14.0% in 2016 from 36.8% in 2015, primarily due to the write-off of $0.1 million of deferred tax assets related to vested share-based awards, which were forfeited during the quarter. Without the tax deduction shortfall, the effective income tax rate in 2016 would have been 41.0%. If the Company's stock price remains below the grant-date values of share-based compensation, future forfeitures, vesting and exercises will result in charges to income tax expense, which will negatively impact the effective tax rate.

Net Income (Loss)

We incurred a net loss of $0.2 million in 2016 compared to a net income of $2.2 million in 2015, a decrease of 108.4% primarily due to the decline in sales.

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

Comparison of the Three Months Ended March 31, 2016 and 2015

Our net cash provided by operating activities was $7.6 million for the three months ended March 31, 2016 compared to $10.3 million in 2015. This reduction was primarily driven by our operating results, as we had a net loss of $0.2 million in 2016 compared to net income of $2.2 million in 2015.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $6.9 million in 2016. A reduction in our inventory investment of $5.2 million as inventory values were reduced to meet current activity levels, a decrease in accounts receivable of $3.2 million due to the decrease in sales and the collection of 2015 vendor rebates and an increase in accounts payable of $1.5 million were the main sources of cash. Partially offsetting these sources of cash was the decrease in book overdraft of $2.1 million.

Net cash used in investing activities was $0.3 million in 2016 compared to $0.4 million in 2015. The decrease was primarily due to the higher renovation costs for the Southwest Wire Rope facility consolidation in 2015.

Net cash used in financing activities was $7.2 million in 2016 compared to $9.8 million in 2015. Net payments on the revolver of $5.5 million, the payment of dividends of $1.0 million and the purchase of treasury stock of $0.7 million were the components of financing activities in 2016.

Indebtedness

Our principal source of liquidity at March 31, 2016 was working capital of $100.7 million compared to $107.0 million at December 31, 2015. We also had additional available borrowing capacity of approximately $42.2 million at March 31, 2016 and $41.5 million at December 31, 2015 under our loan agreement. The availability at March 31, 2016 is net of the $2.6 million letters of credit.

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

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2016:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$33,647	$—	$—	$33,647	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of March 31, 2016, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended March 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
January 1 – 31, 2016	42,891	$5.18	42,891	$11,102,408
February 1 – 29, 2016	43,500	5.57	43,500	10,859,970
March 1 – 31, 2016	37,912	6.53	37,912	$10,612,234
Total	124,303	$5.73	124,303

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

