Form 10-Q
period 2016-06-30
Houston Wire & Cable CO
filed 2016-08-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

At August 1, 2016 there were 16,470,249 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2016

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$41,505	$46,250
Inventories, net	64,580	75,777
Deferred income taxes	3,591	3,074
Income taxes	1,139	932
Prepaids	1,384	648
Total current assets	112,199	126,681

Property and equipment, net	10,814	10,899
Intangible assets, net	5,138	5,984
Goodwill	12,504	14,866
Deferred income taxes	442	264
Other assets	424	419
Total assets	$141,521	$159,113

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$491	$3,701
Trade accounts payable	8,352	6,380
Accrued and other current liabilities	7,800	9,568
Total current liabilities	16,643	19,649

Debt	30,092	39,188
Other long term obligations	511	275
Total liabilities	47,246	59,112

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,490,559 and 16,712,626 outstanding at June 30, 2016 and December 31, 2015, respectively	21	21
Additional paid-in-capital	54,847	54,621
Retained earnings	101,308	106,048
Treasury stock	(61,901)	(60,689)
Total stockholders' equity	94,275	100,001
Total liabilities and stockholders' equity	$141,521	$159,113

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$62,454	$77,959	$127,165	$159,559
Cost of sales	50,024	61,024	101,336	124,900
Gross profit	12,430	16,935	25,829	34,659

Operating expenses:
Salaries and commissions	6,838	7,168	13,747	14,406
Other operating expenses	5,496	6,281	11,333	12,329
Depreciation and amortization	774	726	1,466	1,438
Impairment charge	2,384	2,994	2,384	2,994
Total operating expenses	15,492	17,169	28,930	31,167

Operating income (loss)	(3,062)	(234)	(3,101)	3,492
Interest expense	149	217	324	482
Income (loss) before income taxes	(3,211)	(451)	(3,425)	3,010
Income tax expense (benefit)	(654)	168	(684)	1,443
Net income (loss)	$(2,557)	$(619)	$(2,741)	$1,567

Earnings (loss) per share:
Basic	$(0.16)	$(0.04)	$(0.17)	$0.09
Diluted	$(0.16)	$(0.04)	$(0.17)	$0.09
Weighted average common shares outstanding:
Basic	16,383,630	17,101,952	16,432,376	17,198,927
Diluted	16,383,630	17,101,952	16,432,376	17,251,178

Dividend declared per share	$0.06	$0.12	$0.12	$0.24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net income (loss)	$(2,741)	$1,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	2,384	2,994
Depreciation and amortization	1,466	1,438
Amortization of unearned stock compensation	422	463
Provision for inventory obsolescence	357	330
Deferred income taxes	(695)	(670)
Other non-cash items	27	83
Changes in operating assets and liabilities:
Accounts receivable	4,738	8,564
Inventories	10,840	12,359
Book overdraft	(3,210)	(1,883)
Trade accounts payable	1,972	2,783
Accrued and other current liabilities	(1,757)	(4,009)
Income taxes	(207)	(1,069)
Other operating activities	(525)	(520)
Net cash provided by operating activities	13,071	22,430

Investing activities
Expenditures for property and equipment	(557)	(1,545)
Net cash used in investing activities	(557)	(1,545)

Financing activities
Borrowings on revolver	124,312	151,366
Payments on revolver	(133,408)	(164,874)
Payment of dividends	(1,990)	(4,110)
Purchase of treasury stock	(1,428)	(3,267)
Net cash used in financing activities	(12,514)	(20,885)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following recently issued ASUs are relevant to the Company.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize assets and liabilities for leases greater than 1 year, regardless of whether they were previously accounted for as capital or operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impacts of adopting as well as the timing of when it will adopt this ASU.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company is currently evaluating the timing and method of adoption of this ASU, which impacts only the balance sheet presentation.

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

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,383,630	17,101,952	16,432,376	17,198,927
Effect of dilutive securities	—	—	—	52,251
Weighted average common shares for diluted earnings (loss) per share	16,383,630	17,101,952	16,432,376	17,251,178

The weighted average common shares for diluted earnings (loss) per share exclude stock options and unvested restricted stock awards and units to purchase 728,535 and 600,364 shares for the three months ended June 30, 2016 and 2015, respectively, and 697,688 and 591,436 shares for the six months ended June 30, 2016 and 2015. These securities have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3.	Impairment of Goodwill and Intangibles

During the second quarter of 2016 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Houston Wire & Cable (HWC) reporting unit, due to a decline in the overall financial performance, decrease in the market capitalization and overall market demand. The Company also concluded that there were impairment indicators for certain of the Company’s tradenames related to the Southwest and Southern Wire reporting units.

The Company performed step one of the impairment test and concluded that the fair value of the HWC reporting unit was less than its carrying value. Therefore, the Company performed step two of the impairment analysis. The step one test also indicated that one of the tradenames at Southern Wire was impaired, and the Company has recorded a non-cash charge of less than $0.1 million against the tradenames during the period ended June 30, 2016.

Step two of the impairment analysis measures the impairment charge by allocating the HWC reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination and recording the deferred tax impact. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

The fair value of the HWC reporting unit was estimated using a discounted cash flow model and a guideline public company method, 50% weight of each. The material assumptions used included a weighted average cost of capital of 11.0% and a long-term growth rate of 3-7% for the income approach and adjusted invested capital multiple of 0.2 times revenue and a control premium of 10.0% for the guideline public company method. The carrying value of the HWC reporting unit’s goodwill was $2.4 million and its implied fair value resulting from step two of the impairment test was zero. As a result, the Company has recorded a non-cash goodwill impairment charge of $2.4 million during the period ended June 30, 2016.

The fair value for goodwill and tradenames (indefinite-lived intangible assets) were both determined using a Level 3 measurement approach. The Level 3 value of all of the Company’s tradenames at June 30, 2016 was $4.5 million.

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

 After performing the necessary analysis the Company recorded, during the period ended June 30, 2015, a non-cash charge of $0.4 million against the tradenames and a non-cash goodwill impairment charge of $2.6 million.

4.	Debt

On October 1, 2015, HWC Wire & Cable Company, as borrower, entered into the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company, as guarantor, executed a Third Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2015 Loan Agreement provides a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) rate option, and expires on September 30, 2020. Under certain circumstances, the Company may request an increase in the commitment by an additional $50 million. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves.

Portions of the loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. The unused commitment fee is 25 basis points.

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At June 30, 2016, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Stockholders’ Equity

During each of the first and second quarters of 2016, the Board of Directors approved a quarterly dividend of $0.06 per share payable to stockholders. Dividends paid were $2.0 million and $4.1 million during the six months ended June 30, 2016 and 2015, respectively.

6.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first six months of 2016 or 2015.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 3, 2016, the Company awarded restricted stock units with a value of $50,000 to each non-employee director who was elected or re-elected, for an aggregate of 35,515 restricted stock units. Each award of restricted stock units vests at the date of the 2017 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Total stock-based compensation cost was $0.2 million for each of the three months ended June 30, 2016 and 2015 and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, and is included in salaries and commissions.

7.	Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at June 30, 2016 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next two years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On August 5, 2016, the Board of Directors approved a dividend on the shares of common stock of the Company in the amount of $0.03 per share, payable on August 30, 2016, to stockholders of record at the close of business on August 19, 2016.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1%	78.3%	79.7%	78.3%
Gross profit	19.9%	21.7%	20.3%	21.7%

Operating expenses:
Salaries and commissions	10.9%	9.2%	10.8%	9.0%
Other operating expenses	8.8%	8.1%	8.9%	7.7%
Depreciation and amortization	1.2%	0.9%	1.2%	0.9%
Impairment charge	3.8%	3.8%	1.9%	1.9%
Total operating expenses	24.8%	22.0%	22.7%	19.5%

Operating income (loss)	(4.9)%	(0.3)%	(2.4)%	2.2%
Interest expense	0.2%	0.3%	0.3%	0.3%

Income (loss) before income taxes	(5.1)%	(0.6)%	(2.7)%	1.9%
Income tax expense (benefit)	(1.0)%	0.2%	(0.5)%	0.9%

Net income (loss)	(4.1)%	(0.8)%	(2.2)%	1.0%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended June 30, 2016 and 2015

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Sales	$62.5	$78.0	$(15.5)	(19.9)%

Our sales for the second quarter decreased 19.9% to $62.5 million in 2016 from $78.0 million in 2015. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2016 were down approximately 11% compared to the second quarter of 2015. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 35%, or approximately 26% on a metals adjusted basis, from 2015. Maintenance, Repair, and Operations (MRO) fell 14%, or approximately 5% when adjusted for metals, from 2015.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Gross profit	$12.4	$16.9	$(4.5)	(26.6)%
Gross margin	19.9%	21.7%	(1.8)%

Gross profit decreased 26.6% to $12.4 million in 2016 from $16.9 million in 2015. The decrease in gross profit was primarily attributed to the lower sales in 2016. Gross margin (gross profit as a percentage of sales) fell to 19.9% in 2016 from 21.7% in 2015, primarily due to continuing competitive market conditions.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$6.8	$7.2	$(0.3)	(4.6)%
Other operating expenses	5.5	6.3	(0.8)	(12.5)%
Depreciation and amortization	0.8	0.7	—	6.6%
Impairment charge	2.4	3.0	(0.6)	(20.4)%
Total operating expenses	$15.5	$17.2	$(1.7)	(9.8)%

Operating expenses as a percent of sales	24.8%	22.0%	2.8%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.3 million between the periods as sales and gross margin declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $0.8 million primarily due to reduced warehouse occupancy costs, the absence of moving costs incurred for the 2015 consolidation of the Southwest Houston facilities, lower employee related expenses, and a decrease in public company expenses.

Depreciation and amortization remained consistent between the periods.

Impairment charge in 2016 relates to the write-off of goodwill on the HWC reporting unit and the write-down of tradenames at the Southern Wire reporting unit. In 2015, the impairment charge consisted of the write-off of goodwill at the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

Operating expenses as a percentage of sales increased to 24.8% in 2016 from 22.0% in 2015, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense decreased 31.3% from $0.2 million in 2015 to $0.1 million in 2016 due to lower average debt levels and lower interest rates. Average debt was $32.0 million in 2016 compared to $45.1 million in 2015. The average effective interest rate was 1.7% in 2016 compared to 2.0 % in 2015.

Income Taxes

The income tax benefit of $0.7 million, due to the pre-tax loss, decreased, compared to the $0.2 million income tax expense in the prior year period. The effective income tax rate decreased to 20.4% in 2016 from 37.3% in 2015. The 2016 income tax benefit was net of a $0.1 million charge resulting from the write-off of deferred tax assets related to share-based awards that vested or were forfeited during the quarter and the non-deductible portion of the goodwill impairment of $0.5 million included in the effective tax rate in the current year. If the Company's stock price remains below the grant-date values of share-based compensation, future forfeitures, vesting and exercises will result in charges to income tax expense, which will negatively impact the effective tax rate.

 Net Income (Loss)

We incurred a net loss of $2.6 million in 2016 compared to net loss of $0.6 million in 2015, primarily due to the decline in sales and the resulting decrease in gross profit.

Comparison of the Six Months Ended June 30, 2016 and 2015

Sales

	Six Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Sales	$127.2	$159.6	$(32.4)	(20.3)%

Our sales for the six month period decreased 20.3% to $127.2 million in 2016 from $159.6 million in 2015. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2015 were down approximately 12% compared to the first six months of 2015. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 31%, or approximately 22% on a metals adjusted basis, from 2015. MRO fell 16%, or approximately 7% when adjusted for metals, from 2015.

 Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Gross profit	$25.8	$34.7	$(8.8)	(25.5)%
Gross margin	20.3%	21.7%	(1.4)%

Gross profit decreased 25.5% to $25.8 million in 2016 from $34.7 million in 2015. The decrease in gross profit was primarily attributed to the lower sales in 2016. Gross margin decreased to 20.3% in 2016 from 21.7% in 2015, primarily due to competitive market conditions.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$13.7	$14.4	$(0.7)	(4.6)%
Other operating expenses	11.3	12.3	(1.0)	(8.1)%
Depreciation and amortization	1.5	1.4	-	1.9%
Impairment charge	2.4	3.0	(0.6)	(20.4)%
Total operating expenses	$28.9	$31.2	$(2.2)	(7.2)%

Operating expenses as a percent of sales	22.7%	19.5%	3.2%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.7 million between the periods as sales and gross margin declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $1.0 million primarily due to a decrease in warehouse occupancy costs, the absence of moving costs incurred with the 2015 consolidation of the Southwest Houston facilities and employee related expenses from a headcount reduction.

Depreciation and amortization remained consistent between the periods.

Impairment charge in 2016 relates to the write-off of goodwill at the HWC reporting unit and the write-down of trade names at the Southern Wire reporting unit. In 2015 the impairment consisted of the write-off of goodwill at the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

Operating expenses as a percentage of sales increased to 22.7% in 2016 from 19.5% in 2015, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense decreased 32.8% to $0.3 million in 2016 from $0.5 million in 2015 due to lower average debt levels and lower interest rates. Average debt was $34.4 million in 2016 compared to $47.1 million in 2015. The average effective interest rate fell to 1.7% in 2016 from 2.0% in the prior year period.

Income Taxes

The income tax benefit of $0.7 million decreased from the $1.4 million expense in 2015, primarily due to the pre-tax loss incurred in the 2016 period. The effective income tax rate decreased to 20.0% in 2016 from 47.9% in 2015, primarily due to the $0.1 million charge resulting from the write-off of deferred tax assets related to share-based awards that vested or were forfeited in 2016 and the non-deductible portion of the goodwill impairment of $0.5 million. The 2015 rate of 47.9% was due to the non-deductible portion of the impairment charge.

Net Income (Loss)

We incurred a net loss of $2.7 million in 2016 compared to net income of $1.6 million in 2015, which was due to the sales shortfall and the resulting decrease in gross profit.

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

Comparison of the Six Months Ended June 30, 2016 and 2015

Our net cash provided by operating activities was $13.1 million for the six months ended June 30, 2016 compared to $22.4 million in 2015. We had a net loss of $2.7 million in 2016 compared to net income of $1.6 million in 2015.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $11.9 million in 2016. A reduction in our inventory investment of $10.8 million to align inventory levels with current activity levels, a decrease in accounts receivable of $4.7 million due to the decrease in sales and an increase in accounts payable of $2.0 million were the main sources of cash. Partially offsetting these sources of cash was the decrease in book overdraft of $3.2 million and the reduction of accrued and other current liabilities of $1.8 million as customer incentives were paid and prepayments on cable management orders that were shipped in early 2016.

Net cash used in investing activities was $0.6 million in 2016 compared to $1.5 million in 2015. The decrease was primarily attributable to the renovation costs of the Southwest Wire Rope facility consolidation in 2015.

Net cash used in financing activities was $12.5 million in 2016 compared to $20.9 million in 2015. Net payments on the revolver of $9.1 million, the payment of dividends of $2.0 million and the purchase of treasury stock of $1.4 million were the components of financing activities in 2016.

Indebtedness

Our principal source of liquidity at June 30, 2016 was working capital of $95.6 million compared to $107.0 million at December 31, 2015. We also had additional available borrowing capacity of approximately $41.6 million at June 30, 2016 and $41.5 million at December 31, 2015 under our loan agreement. The availability at June 30, 2016 is net of outstanding letters of credit of $2.6 million.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, fund our dividend payments and stock repurchase program, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions, we may decide to issue additional shares of common or preferred stock to raise funds.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2016:

In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$30.1	$—	$—	$30.1	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of June 30, 2016, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended June 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
April 1 – 30, 2016	31,892	$7.16	31,892	$10,383,991
May 1 – 31, 2016	43,700	5.83	43,700	10,129,034
June 1 – 30, 2016	28,500	5.48	28,500	9,972,893
Total	104,092	$6.14	104,092

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month and six month periods ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2016	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)

Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month and six month periods ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

