Form 10-Q
period 2016-09-30
Houston Wire & Cable CO
filed 2016-11-08
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At November 1, 2016 there were 16,380,704 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2016

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$42,929	$46,250
Inventories, net	63,563	75,777
Income taxes	1,577	932
Prepaids	1,095	648
Total current assets	109,164	123,607

Property and equipment, net	10,884	10,899
Intangible assets, net	4,734	5,984
Goodwill	12,504	14,866
Deferred income taxes	4,090	3,338
Other assets	415	419
Total assets	$141,791	$159,113

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,102	$3,701
Trade accounts payable	8,488	6,380
Accrued and other current liabilities	11,053	9,568
Total current liabilities	20,643	19,649

Debt	28,619	39,188
Other long term obligations	516	275
Total liabilities	49,778	59,112

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,402,204 and 16,712,626 outstanding at September 30, 2016 and December 31, 2015, respectively	21	21
Additional paid-in-capital	55,007	54,621
Retained earnings	99,374	106,048
Treasury stock	(62,389)	(60,689)
Total stockholders' equity	92,013	100,001
Total liabilities and stockholders' equity	$141,791	$159,113

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$65,222	$78,260	$192,387	$237,819
Cost of sales	53,177	62,129	154,513	187,029
Gross profit	12,045	16,131	37,874	50,790

Operating expenses:
Salaries and commissions	7,148	7,311	20,895	21,717
Other operating expenses	5,969	6,300	17,302	18,629
Depreciation and amortization	732	737	2,198	2,175
Impairment charge	—	—	2,384	2,994
Total operating expenses	13,849	14,348	42,779	45,515

Operating income (loss)	(1,804)	1,783	(4,905)	5,275
Interest expense	129	237	453	719
Income (loss) before income taxes	(1,933)	1,546	(5,358)	4,556
Income tax expense (benefit)	(494)	870	(1,178)	2,313
Net income (loss)	$(1,439)	$676	$(4,180)	$2,243

Earnings (loss) per share:
Basic	$(0.09)	$0.04	$(0.26)	$0.13
Diluted	$(0.09)	$0.04	$(0.26)	$0.13
Weighted average common shares outstanding:
Basic	16,302,870	17,017,334	16,388,892	17,137,730
Diluted	16,302,870	17,072,128	16,388,892	17,190,664

Dividend declared per share	$0.03	$0.12	$0.15	$0.36

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net income (loss)	$(4,180)	$2,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	2,384	2,994
Depreciation and amortization	2,198	2,175
Amortization of unearned stock compensation	626	668
Provision for inventory obsolescence	355	351
Deferred income taxes	(752)	(727)
Other non-cash items	(11)	70
Changes in operating assets and liabilities:
Accounts receivable	3,360	10,370
Inventories	11,859	11,667
Book overdraft	(2,599)	(808)
Trade accounts payable	2,108	1,264
Accrued and other current liabilities	1,486	(278)
Income taxes	(645)	(909)
Other operating activities	(230)	(288)
Net cash provided by operating activities	15,959	28,792

Investing activities
Expenditures for property and equipment	(955)	(2,946)
Net cash used in investing activities	(955)	(2,946)

Financing activities
Borrowings on revolver	195,914	233,187
Payments on revolver	(206,483)	(248,208)
Payment of dividends	(2,477)	(6,166)
Purchase of treasury stock	(1,958)	(4,659)
Net cash used in financing activities	(15,004)	(25,846)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides wire and cable, hardware and related services to the U.S. market through eighteen locations in thirteen states throughout the United States as of September 30, 2016. The Company has no other business activity.

The consolidated financial statements as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant inter-company balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments in this ASU address eight cash flow issues with the intention of reducing current diversity in practice among business entities. The Company will evaluate the eight issues in the amendment and determine if any changes are necessary for compliance. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017; early adoption is permitted and should be applied retrospectively where practical. The Company will determine the date of adoption, once the Company has evaluated the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) the recognition of the income tax effects of awards in the income statement when the awards vest, forfeit, or are settled, thus eliminating additional paid-in-capital pools, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This update is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the elections the Company may make as well as the effects the adoption of this guidance may have on the Company's consolidated financial statements and will adopt this ASU in the first quarter of 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. This guidance is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted on either a prospective or retrospective basis. The Company adopted this guidance in the third quarter and has applied it retrospectively. It did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company does not believe there will be any material impact upon the adoption of this guidance on the Company's consolidated financial statements and will adopt this ASU in the first quarter of 2017.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).” The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. However, the guidance in this ASU did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, in August 2015 the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements,” to clarify that, with respect to a line-of-credit agreement, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company adopted this guidance in the first quarter and will continue to treat debt issuance costs associated with its revolving credit facility as a deferred asset and amortize the deferred asset over the term of the credit agreement. Therefore, the adoption did not have any impact on the Company’s financial position or results of operations.

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

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,302,870	17,017,334	16,388,892	17,137,730
Effect of dilutive securities	—	54,794	—	52,934
Weighted average common shares for diluted earnings (loss) per share	16,302,870	17,072,128	16,388,892	17,190,664

The weighted average common shares for diluted earnings (loss) per share exclude stock options and unvested restricted stock awards and units to purchase 736,968 and 632,736 shares for the three months ended September 30, 2016 and 2015, respectively, and 772,012 and 606,405 shares for the nine months ended September 30, 2016 and 2015. These securities have been excluded from the calculation, as including them would have an anti-dilutive effect on earnings (loss) per share for the respective periods.

3.	Impairment of Goodwill and Intangibles

During the second quarter of 2016 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Houston Wire & Cable (HWC) reporting unit, due to a decline in the overall financial performance, decrease in the market capitalization and overall market demand. In the second quarter, the Company also concluded that there were impairment indicators for certain of the Company’s tradenames related to the Southwest Wire Rope (Southwest) and Southern Wire reporting units.

The Company performed step one of the impairment test and concluded that the fair value of the HWC reporting unit was less than its carrying value. Therefore, the Company performed step two of the impairment analysis. The step one test also indicated that one of the tradenames at Southern Wire was impaired, and the Company recorded a non-cash charge of less than $0.1 million against the tradenames during the quarter ended June 30, 2016.

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

The fair value of the HWC reporting unit was estimated using a discounted cash flow model (income approach) and a guideline public company method, giving 50% weight to each. The material assumptions used included a weighted average cost of capital of 11.0% and a long-term growth rate of 3-7% for the income approach and an adjusted invested capital multiple of 0.2 times revenue and a control premium of 10.0% for the guideline public company method. The carrying value of the HWC reporting unit’s goodwill was $2.4 million and its implied fair value resulting from step two of the impairment test was zero. As a result, the Company recorded a non-cash goodwill impairment charge of $2.4 million during the quarter ended June 30, 2016.

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

After performing the necessary analysis the Company recorded, during the quarter ended June 30, 2015, a non-cash charge of $0.4 million against the tradenames and a non-cash goodwill impairment charge of $2.6 million.

4.	Debt

On October 1, 2015, HWC Wire & Cable Company, as borrower, entered into the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”), with Bank of America, N.A., as agent and lender, and the Company, as guarantor, executed a Third Amended and Restated Guaranty of the borrower’s obligations thereunder. The 2015 Loan Agreement provides a $100 million revolving credit facility, bears interest at the agent’s base rate, with a London Interbank Offered Rate (“LIBOR”) rate option, and expires on September 30, 2020. Under certain circumstances, the Company may request an increase in the commitment by an additional $50 million. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The 2015 Loan Agreement was amended on October 3, 2016 in connection with the Vertex acquisition. See Note 8.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At September 30, 2016, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Stockholders’ Equity

During each of the first and second quarters of 2016, the Board of Directors approved a quarterly dividend of $0.06 per share payable to stockholders and during the third quarter of 2016, the Board of Directors approved a quarterly dividend of $0.03 per share payable to stockholders. Dividends paid were $2.5 million and $6.2 million during the nine months ended September 30, 2016 and 2015, respectively.

6.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first nine months of 2016 or 2015.

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

On August 4, 2016, the Company granted 7,000 shares of restricted stock to a new member of the management team. These shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

Total stock-based compensation cost was $0.2 million for each of the three months ended September 30, 2016 and 2015 and $0.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in salaries and commissions.

7.	Commitments and Contingencies

As part of the acquisition of Southwest Wire and Southern Wire in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at September 30, 2016 relates to the cost of the monitoring, which the Company estimates will be incurred over approximately the next two years, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

On October 3, 2016, HWC Wire & Cable Company (the “Buyer”), a subsidiary of the Company acquired all of the issued and outstanding shares of common stock of Vertex Corporate Holdings, Inc. and its subsidiaries (“Vertex”) from DXP Enterprises, Inc. (“DXP”) pursuant to a Stock Purchase Agreement, dated as of October 3, 2016 between DXP and the Buyer (the “Purchase Agreement”). The Company has guaranteed the obligations of the Buyer under the Purchase Agreement. Vertex is engaged in the wholesale distribution of industrial fasteners.

The purchase price for the acquisition consisted of $32.3 million in cash and is subject to a post-closing adjustment based on the net working capital of Vertex as of the closing date. The Buyer financed the payment of the purchase price through borrowings under an amendment to the 2015 Loan Agreement.

In addition, the Company granted 21,000 shares of restricted stock to four members of the Vertex management team. The shares will vest and declared dividends will be accrued, subject to their employment with the Company.

Also on October 3, 2016, in connection with the Vertex acquisition, the Buyer, the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment to the Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement Amendment”) amending the 2015 Loan Agreement. The Loan Agreement Amendment adds Vertex as borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which will be amortized quarterly, effective April 1, 2017, over two and a half years. Total borrowing capacity will remain at $100 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. This MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2015.

Overview

We are one of the largest distributors of wire and cable and related services to the U.S. market. We provide our customers with a single-source solution for wire and cable, hardware and related services by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, acquired businesses and growth or the assumptions relating to any of the forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5%	79.4%	80.3%	78.6%
Gross profit	18.5%	20.6%	19.7%	21.4%

Operating expenses:
Salaries and commissions	11.0%	9.3%	10.9%	9.1%
Other operating expenses	9.2%	8.1%	9.0%	7.8%
Depreciation and amortization	1.1%	0.9%	1.1%	0.9%
Impairment charge	—	—	1.2%	1.3%
Total operating expenses	21.2%	18.3%	22.2%	19.1%

Operating income (loss)	(2.8)%	2.3%	(2.5)%	2.2%
Interest expense	0.2%	0.3%	0.2%	0.3%

Income (loss) before income taxes	(3.0)%	2.0%	(2.8)%	1.9%
Income tax expense (benefit)	(0.8)%	1.1%	(0.6)%	1.0%

Net income (loss)	(2.2)%	0.9%	(2.2)%	0.9%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended September 30, 2016 and 2015

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Sales	$65.2	$78.3	$(13.0)	(16.7)%

Our sales for the third quarter decreased 16.7% to $65.2 million from $78.3 million in 2015. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2016 were down approximately 10% compared to the third quarter of 2015. Our project business, which targets end markets encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 52%, or approximately 45% on a metals adjusted basis, from 2015. Maintenance, Repair, and Operations (MRO) sales increased 1%, or approximately 8% when adjusted for metals, from 2015.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Gross profit	$12.0	$16.1	$(4.1)	(25.3)%
Gross margin	18.5%	20.6%	(2.1)%

Gross profit decreased 25.3% to $12.0 million in 2016 from $16.1 million in 2015. The decrease in gross profit is primarily attributable to the lower sales in 2016. Gross margin (gross profit as a percent of sales) fell to 18.5% in 2016 from 20.6% in 2015, primarily due to competitive market conditions.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$7.1	$7.3	$(0.2)	(2.2)%
Other operating expenses	6.0	6.3	(0.3)	(5.3)%
Depreciation and amortization	0.7	0.7	—	(0.7)%
Total operating expenses	$13.8	$14.3	$(0.5)	(3.5)%

Operating expenses as a percent of sales	21.2%	18.3%	2.9%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.2 million between the periods primarily due to a headcount reduction.

Other operating expenses decreased $0.3 million as facility costs decreased due to rationalization and lower employee related expenses including healthcare, offset by increased professional fees, due to the Vertex acquisition and other administrative expenses.

Depreciation and amortization remained consistent between the periods.

Operating expenses as a percentage of sales increased to 21.2% in 2016 from 18.3% in 2015, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense decreased 45.6% from $0.2 million in 2015 to $0.1 million in 2016 due to lower average debt levels and lower interest rates. Average debt was $28.5 million in 2016 compared to $41.5 million in 2015. The average effective interest rate was 1.7% in 2016 compared to 2.2% in 2015.

Income Taxes

We recorded an income tax benefit of $0.5 million in 2016, due to the pre-tax loss, compared to the $0.9 million income tax expense in the prior year period. The effective income tax rate decreased to 25.6% in 2016 from 56.3% in 2015. The 2016 income tax benefit was net of a $0.2 million charge resulting from the write-off of deferred tax assets related to share-based awards that vested or were forfeited during the quarter. In 2015, the effective tax rate for the third quarter was impacted by the non-deductible goodwill impairment. If the Company's stock price remains below the grant-date values of share-based compensation, future forfeitures, vesting and exercises will result in charges to income tax expense, which will negatively impact the effective tax rate.

Net Income (Loss)

We incurred a net loss of $1.4 million in 2016 compared to net income of $0.7 million in 2015, primarily due to the decline in sales and the resulting decrease in gross profit.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Sales	$192.4	$237.8	$(45.4)	(19.1)%

Our sales for the nine month period decreased 19.1% to $192.4 million in 2016 from $237.8 million in 2015. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2016 were down approximately 11% compared to the first nine months of 2015. Our project business, which targets end markets encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 38%, or approximately 30% on a metals adjusted basis, from 2015. MRO sales fell 10%, or approximately 2% when adjusted for metals, from 2015.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Gross profit	$37.9	$50.8	$(12.9)	(25.4)%
Gross margin	19.7%	21.4%	(1.7)%

Gross profit decreased 25.4% to $37.9 million in 2016 from $50.8 million in 2015. The decrease in gross profit was primarily attributable to the lower sales in 2016. Gross margin decreased to 19.7% in 2016 from 21.4% in 2015, primarily due to competitive market conditions.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$20.9	$21.7	$(0.8)	(3.8)%
Other operating expenses	17.3	18.6	(1.3)	(7.1)%
Depreciation and amortization	2.2	2.2	—	1.1%
Impairment charge	2.4	3.0	(0.6)	(20.4)%
Total operating expenses	$42.8	$45.5	$(2.7)	(6.0)%

Operating expenses as a percent of sales	22.2%	19.1%	3.1%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.8 million between the periods as sales and gross margin levels declined reducing commissions and due to a lower headcount.

Other operating expenses decreased $1.3 million due to a decrease in facility occupancy costs, lower employee related expenses including healthcare due to a lower headcount and the absence of moving costs incurred with the 2015 consolidation of the Southwest Houston facilities, offset by increased professional fees due to the Vertex acquisition.

Depreciation and amortization remained consistent between the periods.

The impairment charge in 2016 relates to the write-off of goodwill on the HWC reporting unit and the write-down of tradenames at the Southern Wire reporting unit. In 2015 the impairment consisted of the write-off of goodwill at the Southwest reporting unit and the write-down of tradenames at the Southwest and Southern Wire reporting units. (See Note 3)

Operating expenses as a percentage of sales increased to 22.2% in 2016 from 19.1% in 2015, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense decreased 37.0% to $0.5 million in 2016 from $0.7 million in 2015 due to lower average debt levels and lower interest rates. Average debt was $32.4 million in 2016 compared to $45.2 million in 2015. The average effective interest rate fell to 1.7% in 2016 from 2.1% in the prior year period.

Income Taxes

The income tax benefit of $1.2 million changed from the $2.3 million expense in 2015, primarily due to the pre-tax loss incurred in the 2016 period. The effective income tax rate decreased to 22.0% in 2016 from 50.8% in 2015. The 2016 rate was impacted by the $0.3 million charge resulting from the write-off of deferred tax assets related to share-based awards that vested or were forfeited in 2016 and the non-deductible portion of the goodwill impairment of $0.5 million. The 2015 rate of 50.8% was due to the non-deductible portion of the impairment charge.

Net Income (Loss)

We incurred a net loss of $4.2 million in 2016 compared to net income of $2.2 million in 2015, which was due to the sales shortfall and the resulting decrease in gross profit.

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

Comparison of the Nine Months Ended September 30, 2016 and 2015

Our net cash provided by operating activities was $16.0 million for the nine months ended September 30, 2016 compared to $28.8 million in 2015. We had a net loss of $4.2 million in 2016 compared to net income of $2.2 million in 2015.

Changes in our operating assets and liabilities provided cash from operating activities of $15.3 million in 2016. A reduction in our inventory investment of $11.9 million as inventory profiles were reduced to align with current activity levels, a decrease in accounts receivables of $3.4 million due to the decrease in sales and an increase in accounts payable of $2.1 million were the main sources of cash. Partially offsetting these sources of cash was the reduction of the book overdraft of $2.6 million.

Net cash used in investing activities was $1.0 million in 2016 compared to $2.9 million in 2015. The decrease was primarily attributable to the renovation costs of the Southwest Wire Rope facility consolidation in 2015 and miscellaneous equipment purchases.

Net cash used in financing activities was $15.0 million in 2016 compared to $25.8 million in 2015. Net payments on the revolver of $10.6 million, the payment of dividends of $2.5 million and the purchase of treasury stock of $2.0 million were the components of financing activities in 2016.

Indebtedness

Our principal source of liquidity at September 30, 2016 was working capital of $88.5 million compared to $104.0 million at December 31, 2015. We also had additional available borrowing capacity of approximately $44.8 million at September 30, 2016 and $41.5 million at December 31, 2015 under our loan agreement. The availability at September 30, 2016 is net of outstanding letters of credit of less than $0.1 million.

On October 3, 2016, we purchased Vertex, which was funded under the amended 2015 Loan Agreement. See Note 8.

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

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2016:

In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$28.6	$—	$—	$28.6	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of September 30, 2016, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2016.

			Total number	Maximum
			of shares	dollar value
			purchased as	that may yet
			part of publicly	be used for
	Total number	Average price	announced	purchases
	of shares	paid per	plans or	under the
Period	purchased	share	programs (1)	plan (1)
July 1 – 31, 2016	19,310	$5.77	19,310	$9,861,434
August 1 – 31, 2016	36,622	5.75	36,622	9,650,988
September 1 – 30, 2016	35,590	5.91	35,590	9,440,793
Total	91,522	$5.81	91,522

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2016	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

