Form 10-K
period 2016-12-31
Houston Wire & Cable CO
filed 2017-03-24
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

YES   ☐          NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☐      NO   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☒                 NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐             NO   ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2016 was $85,365,877.

At March 1, 2017, there were 16,506,525 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of industrial products including electrical and mechanical wire and cable, industrial fasteners, hardware and related services to the U.S. market. We sell electrical products through wholesale electrical distributors, steel wire rope products through rigging wholesalers, fastener products through industrial distributors, and fabricated steel wire rope lifting and hardware products to end users. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between manufacturers and the customer. The breadth and depth of wire and cable, fasteners and related hardware that we offer requires significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom manufactured slings and harnesses, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

Our Cable Management Program addresses our customers’ requirement for sophisticated and efficient just-in-time product management for large capital projects. This program entails purchasing and storing dedicated inventory so our customers have immediate product availability for the duration of their project. Advantages of this program include extra pre-allocated safety stock, firm pricing, zero cable surplus and just-in-time delivery. Used on large construction and capital expansion projects, our Cable Management Program combines the expertise of our cable specialists with dedicated project inventory and superior logistics to allow complex projects to be completed on time, within budget and with minimal residual waste.

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In 2006, we completed our second initial public offering. In 2010, we purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”), and subsequently merged the acquired businesses into our operating subsidiary. On October 3, 2016 we completed the acquisition of Vertex Corporate Holdings, Inc., and its subsidiaries (“Vertex”) from DXP Enterprises. Vertex is a master distributor of industrial fasteners and this acquisition expands our product offerings to the industrial marketplace that purchases our wire and cable products.

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cord; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, steel wire rope and wire rope slings, as well as synthetic fiber rope slings, chain, shackles, related hardware and corrosion resistant products including inch and metric bolts, screws, nuts, washers, rivets and hose clamps. We also offer private branded products, including our proprietary brand LifeGuard™, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States, where we target the utility, industrial and infrastructure markets.

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. While we are not a significant distributor of power lines used for the transmission of electricity today, we have added products to our portfolio that are used in this sector. We continue to sell our core products for the construction of power plants and the related pollution control equipment used to comply with environmental standards as well as plant modernizations implemented to extend the life of power generation facilities. Our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants. The extension of federal tax credits and production credits into the renewable sectors of solar and wind will also provide expanded opportunities for products we supply.

 Industrial Market.    The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. The largest driver of our success in this market results from the level of US investment in upstream, midstream and downstream oil and gas exploration, transportation and production. We provide a wide variety of products specifically designed for use in manufacturing, metal/mineral, and oil and gas upstream, midstream and downstream markets.

Infrastructure Market.    Investments in the development, construction and maintenance of infrastructure markets including education and health care; air, ground and rail transportation; telecommunications, and wastewater are opportunities for our product and service offerings.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from the original location in Houston, Texas to twenty-two locations nationwide, which includes three third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2016, we served approximately 8,000 customers, shipping approximately 47,000 SKU’s to approximately 12,000 customer locations nationwide. No customer represented 10% or more of our 2016 sales.

Suppliers

We obtain products from leading suppliers and believe we have strong relationships with our top suppliers. We source a growing portion of our products from offshore. While alternative sources are available for the majority of our products, we have strategically concentrated our purchases with our top suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2016, approximately 45% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of the industrial products that we sell.

Our top five suppliers in 2016 were Belden Inc., General Cable Corporation, Lake Cable LLC, Nexans Energy USA, Inc. and Southwire Company.

Sales

We market our industrial products and related services through an inside sales force situated in our regional offices, a field sales force focused on key geographic markets and regional sales agencies. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the knowledge, experience and tenure of our sales force are critical to serving our fragmented and diverse customer and end-user base.

Competition

The industrial products market remains very competitive and fragmented, with several hundred electrical wire and cable, steel wire rope, and fastener competitors serving this market. The product offerings and levels of service from the other providers of product with whom we compete vary widely at the national, regional or local levels. Most of our direct competitors are smaller companies that focus on a specific geographical area or feature a select product offering, such as surplus wire. In addition to the direct competition with other product providers, we also face, on a varying basis, competitors that sell products directly or through multiple distribution channels to end-users or other resellers.

In the markets that we sell our industrial products, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2016, we had 403 employees. Our sales and marketing staff accounted for 169 employees, including 34 field sales personnel, 16 sales agencies, and 100 inside sales and technical support personnel.

Fourteen warehouse employees at our Attleboro, Massachusetts location are represented by a labor union. We believe that our employee relations are good.

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

Downturns in capital spending and cyclicality in the markets we serve have had and could continue to have a material adverse effect on our financial condition and results of operations.

The majority of our products are used in the construction, maintenance, repair and operation of facilities, plants and projects in the communications, energy, engineering and construction, general manufacturing, infrastructure, oil and gas, marine construction, marine transportation, mining, oilfield services, transportation, utility, wastewater treatment and food and beverage industries. The demand for our products and services depends to a large degree on the capital spending levels of end-users in these markets. Many of these end-users defer capital expenditures or cancel projects during economic downturns or periods of uncertainty. In addition, certain of the markets we serve are cyclical, which affects capital spending by end-users in these industries.

We have risks associated with our customers’ access to credit.

The continuing uncertainty in global financial markets has not impaired our access to credit to finance our operations. However, poor credit market conditions may adversely impact the availability of construction and other project financing, upon which many of our customers depend, resulting in project cancellations or delays. Our utility and industrial customers may also face limitations when trying to access the credit markets to fund ongoing operations or capital projects. Credit constraints experienced by our customers may result in lost revenues, reduced gross margins for us and, in some cases, higher than expected bad debt losses.

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

Copper, steel, aluminum, nickel and petrochemical products are components of the products we sell. Fluctuations in the costs of these and other commodities have historically affected our operating results. If commodity prices decline, the net realizable value of our existing inventory could be reduced, and our gross profit could be adversely affected. To the extent higher commodity prices result in increases in the costs we pay for our products, we attempt to reflect the increase in the prices we charge our customers. While we historically have been able to pass most of these cost increases on to our customers, to the extent we are unable to do so in the future, it could have a material adverse effect on our operating results. In addition, if commodity costs increase, our customers may delay or decrease their purchases of our products.

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

We rely on customers to purchase our industrial products. The number, size, business strategy and operations of these customers vary widely from market to market. Our success depends heavily on our ability to identify and respond to our customers’ needs.

In 2016, our ten largest customers accounted for approximately 39% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce their purchases from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2016, we sourced products from approximately 282 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2016 approximately 45% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of James L. Pokluda III, our President and Chief Executive Officer, and Nicol G. Graham, our Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers, key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers, key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

If we encounter difficulties with our management information systems, including cyber-attacks, we would experience problems managing our business.

We believe our management information systems are a competitive advantage in maintaining a leadership position in the industrial supply industry. We rely upon our management information systems to manage and replenish inventory, determine pricing, fill and ship orders on a timely basis and coordinate our sales and marketing activities. If we experience problems with our management information systems, we could experience product shortages, diminished inventory control or an increase in accounts receivable. Any failure by us to maintain our management information systems could adversely impact our ability to attract and serve customers and would cause us to incur higher operating costs and experience reduced profitability.

An increase in competition could decrease sales or earnings.

We operate in a highly competitive industry. We compete directly with national, regional and local providers of industrial products. Competition is primarily focused in the local service area and is generally based on product line breadth, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from economic conditions and the industry trend toward consolidation could adversely affect our growth and profit margins.

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

We are anticipating growth in the businesses we acquired in 2010 and in 2016. However, the investments in the Southern (in 2013 and 2016) and Southwest (in 2015) reporting units have had goodwill and intangible impairment charges as they did not meet their financial objectives. Future goodwill and tradename impairments may result, should the acquired businesses not achieve their currently forecasted growth or profitability targets.

We may be subject to product liability claims that could be costly and time consuming.

We sell industrial products. As a result, from time to time we have been named as defendants in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, if manufacturers' warranties and indemnities and our insurance coverage are not available or inadequate to cover every claim, it could have an adverse effect on our operating results.

Changes to the U.S. tax, tariff and import/export regulations may have a negative effect on our results of operations.

We import a relatively small but growing percentage of our wire and cable products, as well as a significant portion of our hardware products, from foreign manufacturers. Some recent U.S. tax reform proposals could, if enacted, increase the amount of tax paid on imported goods. In addition, the recent presidential and congressional elections have created uncertainty about future trade policies, treaties, government regulations and tariffs. Adoption of some of the proposed tax reforms, or changes in import tariffs or other trade regulations, could have a negative impact on our tax expense and cash flow, require us to change our sourcing and supply chain strategies, and adversely affect our profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-two distribution centers strategically located throughout the United States with approximately 1,034,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters, and two facilities in Louisiana. All of the other facilities are leased, including three from third-party logistics providers. Nineteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	52	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	64	Chief Financial Officer, Treasurer and Secretary since 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of December 31, 2016, there were 2,217 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table lists quarterly information on the price range of our common stock based on the high and low reported average sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2016:
First quarter	$5.91	$5.65
Second quarter	$6.23	$6.00
Third quarter	$5.86	$5.67
Fourth quarter	$6.18	$5.90

Year ended December 31, 2015:
First quarter	$12.21	$9.29
Second quarter	$10.55	$8.80
Third quarter	$10.15	$6.12
Fourth quarter	$7.60	$5.08

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of common stock for the quarter ended December 31, 2016. For further information regarding our stock repurchase activity, see Note 7 to our Consolidated Financial Statements.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 – 31, 2016	40,200	$5.93	40,200	$9,202,422
November 1 – 30, 2016	6,703	$5.30	6,703	$9,166,906
December 1 – 31, 2016	—	$—	—	$9,166,906
Total	46,903	$5.84	46,903

(1)	The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016.

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

Total return is based on an initial investment of $100 on January 1, 2012, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We paid a quarterly cash dividend from August 2007 until August 2016. Our quarterly cash dividend from May 2013 through February 2014 was $0.11 per share, from May 2014 through August 2015 was $0.12 per share and from November 2015 through May 2016 was $0.06 per share. We paid a cash dividend of $0.03 per share in August 2016. The Board of Directors determined to suspend the regular dividend in November 2016, to redeploy funds for other purposes, including the Vertex acquisition. For the years ended December 31, 2016 and 2015, cash dividends were $0.15 and $0.42 per share, resulting in total dividends paid of $2.5 million and $7.2 million, respectively.

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016 and 2015, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2016		2015		2014	2013		2012
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$261,644		$308,133		$390,011	$383,292		$393,036
Cost of sales	208,694		242,223		304,073	298,633		306,017
Gross profit	52,950		65,910		85,938	84,659		87,019

Operating expenses:
Salaries and commissions	29,369		28,537		31,196	30,946		30,013
Other operating expenses	24,714		25,023		26,400	26,068		25,139
Depreciation and amortization	3,018		2,915		2,919	2,978		2,941
Impairment charge	2,384		3,417		—	7,562		—
Total operating expenses	59,485		59,892		60,515	67,554		58,093

Operating income (loss)	(6,535)		6,018		25,423	17,105		28,926
Interest expense	845		901		1,168	992		1,252

Income (loss) before income taxes	(7,380)		5,117		24,255	16,113		27,674
Income tax expense (benefit)	(1,374)		3,073		9,283	8,211		10,635

Net income (loss)	$(6,006	)(1)	$2,044	(2)	$14,972	$7,902	(3)	$17,039

Earnings (loss) per share:
Basic	$(0.37	)(1)	$0.12	(2)	$0.85	$0.44	(3)	$0.96
Diluted	$(0.37	)(1)	$0.12	(2)	$0.85	$0.44	(3)	$0.96

Weighted average common shares outstanding :
Basic	16,345,679		17,012,560		17,605,290	17,805,464		17,723,277
Diluted	16,345,679		17,067,593		17,683,931	17,900,372		17,815,401

(1)	2016 net loss excluding the after tax impact of the impairment charge was $4,013, and basic and fully diluted loss per share were each $0.25.
(2)	2015 net income excluding the after tax impact of the impairment charge was $5,171, and basic and fully diluted earnings per share were each $0.30.
(3)	2013 net income excluding the after tax impact of the impairment charge was $14,594, and basic and fully diluted earnings per share were each $0.82.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$274
Accounts receivable, net	$44,677	$46,250	$61,599	$60,408	$65,892
Inventories, net	$79,783	$75,777	$88,958	$96,107	$84,662
Total assets	$175,870	$159,113	$189,813	$196,175	$197,155
Book overdraft (1)	$3,181	$3,701	$3,113	$4,594	$—
Total debt	$60,388	$39,188	$53,847	$47,952	$58,588
Stockholders’ equity	$90,131	$100,001	$111,307	$110,694	$109,080

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement accounts.

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

Overview

Since our founding 41 years ago, we have grown to be a large provider of industrial products to the U.S. market. Today, we serve approximately 8,000 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, marine construction and marine transportation, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage. Activity in the MRO market has been inconsistent, while the level of competition has increased.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality. Our revenue has been and will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent diminished level of economic activity and fluctuating commodity prices have impacted sales and the level of demand. This has had and will continue to have an impact on our performance, until economic activity and demand improves.

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

Inventories

Inventories are valued at the lower of cost, using the average cost method, or market. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2016 would have resulted in a change in loss before income taxes of $1.3 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent purchased tradenames and customer relationships. Tradenames are not being amortized and are treated as indefinite-lived assets. Tradenames are tested for recoverability on an annual basis in October of each year, or when there is a triggering event. The annual test for 2016 combined with the interim test showed an impairment of certain of the tradenames at Southern, and we recorded a pre-tax charge of less than $0.1 million. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

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

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2016 would have resulted in a change in loss before income taxes of $0.8 million for the year ended December 31, 2016.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2016, our goodwill balance was $22.8 million, representing 12.9% of our total assets.

The Company reviews goodwill for impairment annually, or more frequently if indications of possible impairment exist, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If the Company is unable to conclude that the goodwill associated with any reporting unit is more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.

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

During the second quarter of 2016 we concluded that impairment indicators existed at the Houston Wire & Cable (“HWC”) reporting unit due to a decline in the overall financial performance and overall market demand. The carrying value of the HWC reporting unit’s goodwill was $2.4 million and its implied fair value resulting from the impairment test was zero.

During the second quarter of 2015, we concluded that impairment indicators existed at the Southwest reporting unit, due to a decline in the overall financial performance and overall market demand. The carrying value of the Southwest reporting unit’s goodwill was $2.6 million and its implied fair value resulting from the impairment test was zero.

The annual goodwill impairment qualitative test was performed as of October 1, 2016, related to the Southern reporting unit, the one reporting unit with goodwill at that date. This qualitative test, which compared current year to date performance to plan, indicated that it was more likely that the goodwill was not impaired. If there are further reductions in our market capitalization and market multiples, or the projected performance is not achieved, this remaining reporting unit could be at risk of failing the second step in the future.

Sales

We generate most of our sales by providing industrial products to our customers, as well as billing for freight charges. We recognize revenue upon shipment of our products to customers from our distribution centers or directly from our suppliers. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced and are accounted for as a reduction in sales.

Cost of Sales

Cost of sales consists primarily of the average cost of the industrial products that we sell. We also incur shipping and handling costs in the normal course of business. Cost of sales also reflects cash discounts for prompt payment to vendors and vendor rebates generally related to annual purchase targets, as well as inventory obsolescence charges.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2016, 2015 and 2014.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of sales	79.8%	78.6%	78.0%
Gross profit	20.2%	21.4%	22.0%

Operating expenses:
Salaries and commissions	11.2%	9.3%	8.0%
Other operating expenses	9.4%	8.1%	6.8%
Depreciation and amortization	1.2%	0.9%	0.7%
Impairment charge	0.9%	1.1%	—%
Total operating expenses	22.7%	19.4%	15.5%

Operating income (loss)	(2.5)%	2.0%	6.5%
Interest expense	0.3%	0.3%	0.3%
Income (loss) before income taxes	(2.8)%	1.7%	6.2%
Income tax expense (benefit)	(0.5)%	1.0%	2.4%

Net income (loss)	(2.3)%	0.7%	3.8%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of Years Ended December 31, 2016 and 2015

Sales

	Year Ended
	December 31,
(Dollars in millions)	2016	2015	Change
Sales	$261.6	$308.1	$(46.5)	(15.1)%

Our sales in 2016 (including $7.0 million from Vertex) decreased 15.1% to $261.6 million from $308.1 million in 2015. When adjusted for the fluctuation in metal prices, revenues for the 2016 fiscal year decreased approximately 8% compared to 2015 sales. Excluding the impact of Vertex’s sales, we estimate that our project business, which targets end markets and encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical Wire Rope, was down approximately 34% on a metals-adjusted basis, from 2015, while Maintenance, Repair, and Operations (MRO) sales fell approximately 1% on a metals-adjusted basis.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2016	2015	Change
Gross profit	$53.0	$65.9	$(13.0)	(19.7)%
Gross profit as a percent of sales	20.2%	21.4%

Gross profit decreased 19.7% to $53.0 million in 2016 from $65.9 million in 2015. The decrease in gross profit was primarily attributable to the decrease in sales. Gross margin (gross profit as a percentage of sales) decreased to 20.2% in 2016 from 21.4% in 2015 primarily due to continued competitive market conditions.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2016	2015	Change
Operating expenses:
Salaries and commissions	$29.4	$28.5	$0.8	2.9%
Other operating expenses	24.7	25.0	(0.3)	(1.2)%
Depreciation and amortization	3.0	2.9	0.1	3.5%
Impairment charge	2.4	3.4	(1.0)	(30.2)%
Total operating expenses	$59.5	$59.9	$(0.4)	(0.7)%

Operating expenses as a percent of sales	22.7%	19.4%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased 2.9% to $29.4 million in 2016 from $28.5 million in 2015. The increase was primarily due to Vertex’s salaries.

Other Operating Expenses. Other operating expenses decreased 1.2% to $24.7 million in 2016 from $25.0 million in 2015 primarily due to the decrease in sales volume and the related decrease in warehouse expenses and lower health insurance claims. These decreases were partially offset by the operating expenses of Vertex. In addition operating expenses include approximately $0.9 million related to the Vertex acquisition.

Depreciation and Amortization. Depreciation and amortization increased slightly to $3.0 million in 2016 from $2.9 million in 2015.

Impairment Charge. The Company recorded a non-cash impairment charge in 2016 with respect to its HWC reporting unit and tradenames at its Southern Wire reporting unit. The Company recorded a non-cash impairment charge in 2015 with respect to its Southwest reporting unit and in respect of tradenames at its Southern and Southwest reporting units. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 22.7% in 2016 from 19.4% in 2015. This increase primarily relates to the decrease in sales which fell at a higher rate than total operating expenses.

Interest Expense

Interest expense decreased 6.2% to $0.8 million in 2016 from $0.9 million in 2015 due to lower average debt in the first nine months of the year, offset by higher debt in the last quarter due to the Vertex acquisition. Average debt was $40.0 million in 2016 compared to $43.9 million in 2015. The average effective interest rate increased slightly to 2.0% in 2016 from 1.9% in 2015.

Income Tax Expense

We recorded an income tax benefit of $1.4 million in 2016, due to the pre-tax loss, compared to income tax expense of $3.1 million in 2015. The effective income tax rate decreased to 18.6% in 2016 from 60.1% in 2015. In 2015, the non-deductible portion of the impairment charge increased the rate by 20.0% and the impact of the share-based compensation deficit increased the rate by 3.7%. The Company has exhausted the excess tax benefits arising from stock-based compensation transactions (APIC pool), therefore any future net deficits will result in incremental income tax expense.

Net Income (Loss)

We sustained a net loss of $6.0 million in 2016 compared to net income of $2.0 million in 2015, primarily due to the lower level of sales activity.

Comparison of Years Ended December 31, 2015 and 2014

Sales

	Year Ended
	December 31,
(Dollars in millions)	2015	2014	Change
Sales	$308.1	$390.0	$(81.9)	(21.0)%

Our sales in 2015 decreased 21.0% to $308.1 million from $390.0 million in 2014. When adjusted for the fluctuation in metal prices, revenues for the 2015 fiscal year decreased approximately 14% compared to 2014 sales. Our project business, especially across our key growth initiatives – Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical wire rope, was down approximately 19% on a metals-adjusted basis. MRO business fell approximately 11% on a metals-adjusted basis.

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

Impairment Charge. The Company recorded a non-cash impairment charge in 2015 with respect to its Southwest reporting unit and in respect of tradenames at its Southern and Southwest reporting units. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 19.4% in 2015 from 15.5%. This increase primarily relates to the impairment of goodwill offset by the savings in salaries and commissions and other operating expenses.

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate decreasing metal prices negatively impacted sales by approximately 8% in 2016. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, and other general corporate purposes, including acquisitions. We have currently suspended purchases under our stock repurchase program. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

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

Comparison of Years Ended December 31, 2016 and 2015

Our net cash provided by operating activities was $17.2 million in 2016 compared to $31.8 million in 2015. We had a net loss of $6.0 million in 2016 compared to net income of $2.0 million in 2015.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $16.7 million in 2016. Excluding the operating assets and liabilities acquired as part of the Vertex acquisition, inventories decreased $10.5 million as we continued to improve inventory profiles. Accounts receivable decreased $4.0 million, primarily due to decreased sales in 2016. Accrued and other current liabilities increased $2.6 million primarily due to increased inventory purchases in the latter part of the year.

Net cash used in investing activities was $33.7 million in 2016 compared to $3.1 million in 2015. The increase was primarily attributable to the Vertex acquisition in October 2016.

Net cash provided by financing activities was $16.4 million in 2016 compared to net cash used in financing activities of $28.7 million in 2015. Net borrowings under our revolver of $21.2 million due to the impact of funding the Vertex acquisition, the payment of dividends of $2.5 million and the purchase of treasury stock of $2.3 million were the main components of financing activities in 2016.

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

Indebtedness

Our principal source of liquidity at December 31, 2016 was working capital of $102.1 million compared to $104.0 million at December 31, 2015. We also had available borrowing capacity under our loan agreement in the amount of $25.6 million at December 31, 2016 and $41.5 million at December 31, 2015. The decrease in availability is primarily due to borrowings to pay for the Vertex acquisition.

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

Loan and Security Agreement

On October 3, 2016, in connection with the Vertex acquisition, we entered into a First Amendment to our existing Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A. as agent and lender (the “2015 Loan Agreement”) to add Vertex as borrower (and lien grantor) and include Vertex’s eligible accounts receivable and eligible inventory in the borrowing base. The amendment also expanded the 2015 Loan Agreement to include incremental availability on eligible accounts receivable and inventory up to $5 million, which will be amortized quarterly, starting April 1, 2017, over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million. Borrowings under the 2015 Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or LIBOR for a 30-day interest period plus 150 basis points, if a base rate loan. The unused commitment fee is 25 basis points. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The 2015 Loan Agreement is secured by substantially all of the property of the Company, other than real estate.

Covenants in the 2015 Loan Agreement require us to maintain certain minimum financial ratios and/or availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2016, we met the availability-based covenant.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2016.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$60,388	$—	$—	$60,388	$—
Operating lease obligations	12,978	3,567	4,925	4,046	440
Non-cancellable purchase obligations (1)	33,991	33,991	—	—	—
Total	$107,357	$37,558	$4,925	$64,434	$440

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2016. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $1.3 million, $3.1 million and $2.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. The 2015 and 2014 expenditures included amounts of $1.9 million and $1.0 million, respectively, to complete the renovation and build out of the facility purchased in 2013 which was used to consolidate the Southwest operations in Houston in 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2015 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2016, the weighted average interest rate on our $60.4 million of variable interest debt was approximately 2.4%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2016 borrowing levels, a 1.0% change in the applicable interest rates would have a $0.6 million effect on our annual interest expense.

Commodity Risk

We are subject to periodic fluctuations in metals prices, as our products have varying levels of metals content including copper, steel, aluminum and nickel, in their construction. In addition, petrochemical prices also impact certain products we purchase. Profitability is influenced by these fluctuations as prices change between the time we buy and sell our products.

Foreign Currency Exchange Rate Risk

Our products are purchased and invoiced in U.S. dollars and in Euros. We believe we have minimal exposure to foreign exchange rate risk.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houston Wire & Cable Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 24, 2017

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$44,677	$46,250
Inventories, net	79,783	75,777
Income taxes	1,948	932
Prepaids	570	648
Total current assets	126,978	123,607

Property and equipment, net	11,261	10,899
Intangible assets, net	13,378	5,984
Goodwill	22,770	14,866
Deferred income taxes	892	3,338
Other assets	591	419
Total assets	$175,870	$159,113

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,181	$3,701
Trade accounts payable	8,406	6,380
Accrued and other current liabilities	13,248	9,568
Total current liabilities	24,835	19,649

Debt	60,388	39,188
Other long-term obligations	516	275
Total liabilities	85,739	59,112

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,457,525 and 16,712,626 shares outstanding at December 31, 2016 and 2015, respectively	21	21
Additional paid-in capital	53,824	54,621
Retained earnings	97,550	106,048
Treasury stock	(61,264)	(60,689)
Total stockholders’ equity	90,131	100,001

Total liabilities and stockholders’ equity	$175,870	$159,113

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014

	(In thousands, except share and per share data)

Sales	$261,644	$308,133	$390,011
Cost of sales	208,694	242,223	304,073
Gross profit	52,950	65,910	85,938

Operating expenses:
Salaries and commissions	29,369	28,537	31,196
Other operating expenses	24,714	25,023	26,400
Depreciation and amortization	3,018	2,915	2,919
Impairment charge	2,384	3,417	—
Total operating expenses	59,485	59,892	60,515

Operating income (loss)	(6,535)	6,018	25,423
Interest expense	845	901	1,168
Income (loss) before income taxes	(7,380)	5,117	24,255
Income tax expense (benefit)	(1,374)	3,073	9,283
Net income (loss)	$(6,006)	$2,044	$14,972

Earnings (loss) per share:
Basic	$(0.37)	$0.12	$0.85
Diluted	$(0.37)	$0.12	$0.85

Weighted average common shares outstanding:
Basic	16,345,679	17,012,560	17,605,290
Diluted	16,345,679	17,067,593	17,683,931

Dividends declared per share	$0.15	$0.42	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)
Balance at December 31, 2013	20,988,952	$21	$55,642	$104,607	(3,034,920)	$(49,576)	$110,694
Net income	—	—	—	14,972	—	—	14,972
Exercise of stock options, net	—	—	(116)	—	18,500	297	181
Repurchase of treasury shares	—	—	—	—	(555,008)	(6,980)	(6,980)
Excess tax benefit (deficiency)	—	—	(10)	—	—	—	(10)
Amortization of unearned stock compensation	—	—	868	—	—	—	868
Impact of forfeited awards	—	—	114	—	(11,666)	(186)	(72)
Issuance of restricted stock awards	—	—	(172)		10,709	172	—
Impact of surrendered equity awards to satisfy taxes	—	—	(1,455)	—	91,448	1,455	—
Dividends on common stock	—	—	—	(8,346)	—	—	(8,346)

Balance at December 31, 2014	20,988,952	21	54,871	111,233	(3,480,937)	(54,818)	111,307
Net income	—	—	—	2,044	—	—	2,044
Exercise of stock options, net	—	—	(48)	—	4,125	59	11
Repurchase of treasury shares	—	—	—	—	(865,922)	(6,858)	(6,858)
Excess tax benefit (deficiency)	—	—	(40)	—	—	—	(40)
Amortization of unearned stock compensation	—	—	886	—	—	—	886
Impact of forfeited awards	—	—	664	—	(52,128)	(784)	(120)
Impact of released vested restricted stock units	—	—	(224)	—	14,946	224	—
Issuance of restricted stock awards	—	—	(1,488)	—	103,590	1,488	—
Dividends on common stock	—	—	—	(7,229)	—	—	(7,229)

Balance at December 31, 2015	20,988,952	21	54,621	106,048	(4,276,326)	(60,689)	100,001
Net loss	—	—	—	(6,006)	—	—	(6,006)
Repurchase of treasury shares	—	—	—	—	(376,860)	(2,228)	(2,228)
Amortization of unearned stock compensation	—	—	856	—	—	—	856
Impact of forfeited awards	—	—	387	—	(28,295)	(387)	—
Impact of released vested restricted stock units	—	—	(284)	—	20,416	284	—
Issuance of restricted stock awards	—	—	(1,756)	—	129,638	1,756	—
Dividends on common stock	—	—	—	(2,492)	—	—	(2,492)
Balance at December 31, 2016	20,988,952	$21	$53,824	$97,550	(4,531,427)	$(61,264)	$90,131

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net income (loss)	$(6,006)	$2,044	$14,972
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	2,384	3,417	—
Depreciation and amortization	3,018	2,915	2,919
Amortization of unearned stock compensation	856	886	868
Provision for doubtful accounts	285	97	50
Provision for inventory obsolescence	93	397	1,002
Deferred income taxes	6	(485)	(923)
Other non-cash items	(116)	(59)	(93)
Changes in operating assets and liabilities:
Accounts receivable	4,019	15,352	(1,144)
Inventories	10,483	12,784	6,147
Book overdraft	(517)	588	(1,481)
Trade accounts payable	896	(1,613)	(5,644)
Accrued and other current liabilities	2,587	(3,557)	(5,794)
Income taxes	(1,016)	(713)	184
Other operating activities	271	(224)	206
Net cash provided by operating activities	17,243	31,829	11,269

Investing activities
Expenditures for property and equipment	(1,319)	(3,123)	(2,177)
Proceeds from disposals of property and equipment	5	8	25
Cash paid for acquisition	(32,370)	—	—
Net cash used in investing activities	(33,684)	(3,115)	(2,152)

Financing activities
Borrowings on revolver	302,898	310,366	405,884
Payments on revolver	(281,698)	(325,025)	(399,989)
Proceeds from exercise of stock options	—	11	181
Payment of dividends	(2,495)	(7,172)	(8,293)
Excess tax benefit for options	—	—	7
Purchase of treasury stock	(2,264)	(6,894)	(6,907)
Net cash provided by (used in) financing activities	16,441	(28,714)	(9,117)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—
Supplemental disclosures
Cash paid during the year for interest	$728	$900	$1,160
Cash paid during the year for income taxes	$233	$4,278	$10,029

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides industrial products to the U.S. market through twenty-two locations in fourteen states throughout the United States. In 2010, the Company purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”) and subsequently merged them into the Company’s operating subsidiary. On October 3, 2016, the Company purchased Vertex Corporate Holdings, Inc. and its subsidiaries (“Vertex”). The Company has no other business activity.

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

Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of option and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2016	2015	2014
Denominator:
Weighted average common shares for basic earnings per share	16,345,679	17,012,560	17,605,290
Effect of dilutive securities	—	55,033	78,641
Denominator for diluted earnings per share	16,345,679	17,067,593	17,683,931

Stock awards to purchase 685,054, 643,738 and 476,473 shares of common stock were not included in the diluted net income (loss) per share calculation for 2016, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $0.2 million and $0.1 million, and a reserve for returns and allowances of $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$132	$139	$148
Bad debt expense	285	97	50
Write-offs, net of recoveries	(266)	(104)	(59)
Balance at end of year	$151	$132	$139

Inventories

Inventories are carried at the lower of cost, using the average cost method, or market and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $4.4 million and $4.8 million at December 31, 2016 and 2015, respectively.

Vendor Rebates

Under many of the Company’s arrangements with its vendors, the Company receives a rebate of a specified amount of consideration, payable when the Company achieves any of a number of measures, generally related to the volume level of purchases from the vendors. The Company accounts for such rebates as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until it sells the products, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. The Company continually revises these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	25 to 30 years
Machinery and equipment	3 to 10 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter.

Total depreciation expense was approximately $1.3 million for the year ended December 31, 2016 and $1.2 million for each of the years ended December 31, 2015 and 2014.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2016, the goodwill balance was $22.8 million, representing 12.9% of the Company’s total assets.

The Company reviews goodwill for impairment annually, or more frequently if indications of possible impairment exist, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If the Company is unable to conclude that the goodwill associated with any reporting unit is not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.

Intangibles

Intangible assets, from the acquisition of Southwest and Southern in 2010 and the recent acquisition of Vertex in October 2016, consist of customer relationships and tradenames. The customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. If the undiscounted cash flows were less than the carrying value, then the intangible assets would be written down to their fair value. Tradenames have an indefinite life and are not being amortized and are tested for impairment on an annual basis.

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

Segment Reporting

The Company operates in a single operating and reporting segment, sales of industrial products, including electrical and mechanical wire and cable, industrial fasteners, hardware and related services to the U.S. market.

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

Credit Risk

No single customer accounted for 10% or more of the Company’s sales in 2016, 2015 or 2014. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $0.4 million for each of the years ended December 31, 2016 and 2015 and $0.3 million for the year ended December 31, 2014.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendment in this ASU provides final guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. ASU No. 2017-04 is effective for annual and interim impairment test performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting as well as the timing of when it will adopt this ASU.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendments in this ASU address eight cash flow issues with the intention of reducing current diversity in practice among business entities. The Company will evaluate the eight issues in the amendment and determine if any changes are necessary for compliance. ASU No. 2016-15 is effective for annual and interim periods beginning after December 15, 2017; early adoption is permitted and should be applied retrospectively where practical. The Company will determine the date of adoption, once the Company has evaluated the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) the recognition of the income tax effects of awards in the income statement when the awards vest, forfeit, or are settled, thus eliminating additional paid-in-capital pools, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This update is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the elections the Company may make and therefore the full effects of the adoption of the standard are not yet known. However, as the Company does not have an APIC pool, upon adoption, the change in the recognition of income tax effects will not have an impact on the Company. Additionally, the awards the Company currently has outstanding will remain classified in equity. The Company will adopt this ASU in the first quarter of 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 eliminates the requirement to classify deferred tax assets and liabilities as current or long-term based on how the related assets or liabilities are classified. All deferred taxes are now required to be classified as long-term including any associated valuation allowances. The Company adopted this guidance in the third quarter of 2016 and has applied it retrospectively. It did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company does not believe there will be any material impact upon the adoption of this guidance on the Company’s consolidated financial statements and will adopt this ASU in the first quarter of 2017.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30).” The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. However, the guidance in this ASU did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, in August 2015 the FASB issued ASU No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements,” to clarify that, with respect to a line-of-credit agreement, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company adopted this guidance in the first quarter of 2016 and is continuing to treat debt issuance costs associated with its revolving credit facility as a deferred asset and amortizing the deferred asset over the term of the credit agreement. Therefore, the adoption did not have any impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. The Company will adopt this ASU effective January 1, 2018 and is still evaluating its impact on its financial position and results of operations and which implementation method the Company will use.

Stock-Based Compensation

Stock options issued under the Company’s stock plan have an exercise price equal to the fair value of the Company’s stock on the grant date. Restricted stock awards and units are valued at the closing price of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of operations.

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

2.   Business Combination

On October 3, 2016, the Company completed the acquisition of Vertex from DXP Enterprises. The acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Vertex is a master distributor of industrial fasteners, specializing in corrosion resistant and specialty alloy inch and metric threaded fasteners, rivets, and hose clamps, to the industrial market. Under the terms of the acquisition agreement, the purchase price was $32.3 million, subject to an adjustment based on the net working capital of Vertex as of the date of closing. The current working capital adjustment (which is still subject to change) is $0.1 million, making the total purchase price $32.4 million. The Company has elected to treat the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $1.0 million. The acquisition was funded by borrowing under the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its wire and cable products.

The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition. The fair value of all assets acquired and liabilities assumed are preliminary and subject to the completion of incremental analysis of the fair values of the assets acquired and liabilities assumed:

At October 3, 2016
(In thousands)
Cash	$3
Accounts receivable	2,626
Inventories	14,582
Prepaids	46
Property and equipment	59
Intangibles	9,161
Goodwill	10,266
Other assets	116
Total assets acquired	36,859

Trade accounts payable	1,130
Accrued and other current liabilities	919
Deferred income taxes	2,440
Total liabilities assumed	4,489

Net assets purchased	$32,370

The preliminary fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The market approach used by the Company included prices at which comparable assets were purchased under similar circumstances. The income approach indicated value for the subject net assets based on the present value of cash flows projected to be generated by the net assets over their useful life. Projected cash flows were discounted at a market rate of return that reflects the relative risk associated with the asset and the time value of money. The cost approach estimated value by determining the current cost of replacing the asset with another of equivalent economic utility. The cost to replace a given asset reflected the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation

Intangible asset acquired, consist of customer relationships - $7.0 million and trade names - $2.1 million. Trade names are not being amortized, while customer relationships are being amortized over a 9 year useful life. As of December 31, 2016, accumulated amortization and amortization expense recognized on the acquired intangible assets was $0.2 million. Amortization expense to be recognized on the acquired intangible assets is expected to be $0.8 million per year in 2017 through 2024 and $0.6 million in 2025.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition consists primarily of sales and operational synergies that will be achieved by consolidating certain of Vertex’s locations into existing Company locations and expanding Vertex’s product offerings throughout the balance of the Company’s national platform.

Under ASC Topic 805-10, acquisition-related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as operating expenses in the periods in which the costs are incurred. For the year ended December 31, 2016, the Company incurred $0.9 million of acquisition-related costs, which were recorded in other operating expenses on the statement of operations.

The amount of revenue and net income of Vertex included in the Company’s consolidated statement of operations from October 3, 2016 through December 31, 2016 was $7.0 million and $0.2 million, respectively.

The results of operations of Vertex are included in the consolidated statement of operations from October 3, 2016 through December 31, 2016. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2015, are as follows:

	Year ended December 31,
	2016	2015
	(unaudited)
	(In thousands)
Sales	$284,310	$342,129
Net income (loss)	(5,466)	3,560
Basic earnings (loss) per share	(0.33)	0.21
Diluted earnings (loss) per share	(0.33)	0.21

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2015.

3.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2016	2015
	(In thousands)
Land	$2,476	$2,476
Buildings	8,105	7,706
Machinery and equipment	12,934	11,885
	23,515	22,067
Less accumulated depreciation	12,254	11,168
Total	$11,261	$10,899

Intangible assets

Intangible assets consist of:

	At December 31,
	2016	2015
	(In thousands)
Tradenames	$5,996	$3,846
Customer relationships	18,620	11,630
	24,616	15,476
Less accumulated amortization:
Tradenames	—	—
Customer relationships	11,238	9,492
	11,238	9,492
Total	$13,378	$5,984

Intangible assets include customer relationships which are being amortized over 6 to 9 year useful lives. The weighted average amortization period for intangible assets is 8.8 years. Tradenames are not amortized; however, they are tested annually for impairment. As of December 31, 2016, accumulated amortization on the acquired intangible assets, was $11.2 million and amortization expense was $1.7 million in the year ended December 31, 2016, $1.8 million in the year ended December 31, 2015 and $1.7 million in the year ended December 31, 2014. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
(In thousands)
2017	$1,362
2018	777
2019	777
2020	777
2021	777
2022	777
2023	777
2024	777
2025	583

Goodwill

	At December 31,
	2016	2015
	(In thousands)
Goodwill	$25,082	$25,082
Current year acquisitions	10,266	—
	35,348	25,082

Less accumulated impairment losses	12,578	10,216
Net balance	$22,770	$14,866

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2016	2015
	(In thousands)
Customer advances	$—	$169
Customer rebates	3,343	3,166
Payroll, commissions, and bonuses	1,783	1,148
Accrued inventory purchases	4,268	1,800
Other	3,854	3,285
Total	$13,248	$9,568

4.	Impairment of Goodwill and Intangibles

The annual goodwill impairment qualitative test was performed as of October 1, 2016 related to the Southern reporting unit, the one reporting unit with goodwill at that date. This qualitative test, which compared current year to date performance to plan, indicated that it was more likely that the goodwill was not impaired. If there are further reductions in our market capitalization and market multiples, or the projected performance is not achieved, this reporting unit could be at risk of failing the second step in the future.

During the second quarter of 2016 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Houston Wire & Cable (“HWC”) reporting unit, due to a decline in its overall financial performance, decrease in the market capitalization and overall market demand. In the second quarter, the Company also concluded that there were impairment indicators for certain of the Company’s tradenames related to the Southern reporting unit.

The Company performed step one of the impairment test and concluded that the fair value of the HWC reporting unit was less than its carrying value. Therefore, the Company performed step two of the impairment analysis. The step one test also indicated that one of the tradenames at Southern was impaired, and the Company recorded a non-cash charge of less than $0.1 million against the tradenames during the quarter ended June 30, 2016.

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

During the second quarter of 2015 and prior to the annual impairment test of goodwill in October, the Company concluded that impairment indicators existed at the Southwest reporting unit, due to a decline in the overall financial performance and overall market demand. Impairment indicators also existed for certain of the Company’s tradenames related to the Southwest and Southern reporting units.

After performing the necessary analysis the Company recorded, during the quarter ended June 30, 2015, a non-cash charge of $0.8 million against the tradenames and a non-cash goodwill impairment charge of $2.6 million.

The Company is still anticipating significant growth in the businesses acquired in 2010 and in 2016, but if this growth is not achieved, further goodwill impairments may result.

5.	Debt

On October 3, 2016, in connection with the Vertex acquisition, HWC Wire & Cable Company, the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment (“the Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which will be amortized quarterly, starting April 1, 2017, over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At December 31, 2016, the Company was in compliance with the availability-based covenants governing its indebtedness.

The Company’s borrowings at December 31, 2016 and 2015 were $60.4 million and $39.2 million, respectively. The weighted average interest rates on outstanding borrowings were 2.4% and 1.7% at December 31, 2016 and 2015, respectively.

During 2016, the Company had an average available borrowing capacity of approximately $38.7 million. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2016, the Company had available borrowing capacity of $25.6 million under the terms of the 2015 Loan Agreement. During the years ended December 31, 2016 and 2015, the Company paid $0.2 million each year and for the year ended December 31, 2014, paid $0.1 million, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

(In thousands)
2017	$—
2018	—
2019	—
2020	60,388
Total	$60,388

6.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$(1,285)	$3,166	$9,123
State	(95)	392	1,083
Total current	(1,380)	3,558	10,206

Deferred:
Federal	13	(436)	(794)
State	(7)	(49)	(129)
Total deferred	6	(485)	(923)

Total	$(1,374)	$3,073	$9,283

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income (loss) before taxes is as follows:

	Year Ended December 31,
	2016	2015	2014

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.7	4.1	2.7
Impairment, non-deductible portion	(6.6)	20.0	—
Share-based compensation deficit	(9.0)	3.7	—
Non-deductible items	(3.9)	3.0	0.7
Other	1.4	(5.7)	(0.1)
Total effective tax rate	18.6%	60.1%	38.3%

The share-based compensation deficit resulted in incremental income tax expense, because the grant date fair value of share-based payments exceeded the actual tax deductions realized, either upon exercise or vesting or due to forfeitures. Any future net deficits arising from stock-based compensation transactions will result in incremental income tax expense, and will likely negatively impact the effective tax rate. In 2015, the other credit includes the impact of over accruals of both federal and state taxes in earlier years.

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Uniform capitalization adjustment	$1,420	$1,240
Inventory valuation	2,496	1,835
Accounts receivable valuation	159	50
Stock compensation expense	1,368	1,900
Property and equipment	145	109
Other	96	77
Total deferred tax assets	5,684	5,211

Deferred tax liabilities
Goodwill	393	601
Intangibles	4,211	1,148
Other	188	124
Total deferred tax liabilities	4,792	1,873
Net deferred tax assets	$892	$3,338

The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2016, 2015 and 2014, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2012 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

7.	Stockholders’ Equity

On March 7, 2014, the Board of Directors adopted a stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are held as treasury shares and may be used to satisfy the exercise of options, issuance of restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors. In November 2016, the Board of Directors suspended purchases under the stock repurchase program. During 2016, the Company made repurchases under the stock repurchase program of 366,820 shares for a total cost of $2.2 million. During 2015, the Company made repurchases under the stock repurchase program of 858,628 shares for a total cost of $6.8 million.

Under the terms of the 2006 Stock Plan, the Company acquired 10,040 shares and 7,294 shares that were surrendered by the holders to pay withholding taxes in 2016 and 2015, respectively.

The Company paid a quarterly cash dividend from August 2007 until August 2016, resulting in aggregate dividends in 2016, 2015 and 2014 of $2.5 million, $7.2 million and $8.3 million, respectively.

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

8.	Retirement-related Benefits

Defined Contribution Plan

The Company maintains a combination profit-sharing plan and salary deferral plan for the benefit of its employees-not covered by a collective bargaining agreement. Employees who are eligible to participate in the plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code (“Code”) Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company matches 100% of the first 1% of the employee’s contribution. The Company’s match for the years ended December 31, 2016, 2015 and 2014 was $0.2 million each year.

Defined Benefit Plan

The Company’s Vertex reporting unit has a non-contributory defined benefit pension plan for those current and former employees at its Attleboro, Massachusetts location who are subject to a collective bargaining agreement under the PFI Union. At this time there are fourteen active employees, fourteen retired and eight terminated employees, covered by the plan.

The benefit provisions to participants of the defined benefit plan are calculated based on the number of years of service and an annual negotiated plan benefit per year of service. Annual compensation (or future compensation increases) is not used in calculating the benefit or future plan contributions.

It is the Company’s policy to fund amounts for pensions sufficient to meet the minimum funding requirements set forth in applicable employee benefit laws, which currently approximates the benefit payments made each year. A total contribution of approximately $6,000 was made subsequent to the acquisition.

The acquired projected benefit obligation on the date of the acquisition was $1.0 million. At that time, the fair value of the plan assets was $0.9 million resulting in an acquired liability of $0.1 million, which was recorded in accrued and other liabilities. The discount rate used to determine the projected benefit obligation was 3.62%. During the fourth quarter of 2016, these balances did not materially change.

The Company’s investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets, which was 5%, is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. As of December 31, 2016, the target asset allocations for the defined benefit plan were 67% equity securities and 33% debt securities.

The fair value of the assets of the defined benefit plan as of December 31, 2016 was $0.9 million, which consisted of $0.6 million of equity mutual funds and $0.3 million of fixed income – corporate bonds. The plan assets are all classified as Level 1 and as such have readily observable prices and therefore a reliable fair market value.

The Company expects to contribute approximately $0.1 million to the defined benefit plan in 2017 and expects the annual benefit payments to be less than $0.3 million per year.

9.	Incentive Plans

On March 23, 2006, the Company adopted and on May 1, 2007, the stockholders approved the 2006 Stock Plan (the “2006 Plan”) to provide incentives for certain key employees and directors through awards of stock options and restricted stock awards and units. The 2006 Plan provides for incentives to be granted at the fair market value of the Company’s common stock at the date of grant and options may be either nonqualified stock options or incentive stock options as defined by Section 422 of the Code. Under the 2006 Plan a maximum of 1,800,000 shares may be granted to designated participants. No single participant may receive, in any calendar year, stock options with respect to more than 500,000 shares or performance-based stock awards and units with respect to more than 150,000 shares.

Stock Option Awards

The Company has granted options to purchase its common stock to employees and directors of the Company under the 2006 Plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be newly issued shares or treasury shares. The plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Compensation cost for options granted is charged to expense on a straight line basis over the term of the option.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2016 or 2015.

The remaining unvested option grant will vest on December 31, 2017, with an expiration date of December 20, 2021. The following summarizes stock option activity and related information:

	2016
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	493	15.60	$—	3.26
Granted	—	—
Exercised	—	—
Forfeited	(54)	16.31
Expired	(125)	19.66
Outstanding—End of year	314	13.85	$—	3.28
Exercisable—End of year	282	13.83	$—	3.08
Weighted average fair value of options granted during 2016	$—
Weighted average fair value of options granted during 2015	$—
Weighted average fair value of options granted during 2014	$—

There was no excess tax benefit for the years ended December 31, 2016 and 2015. During the years ended December 31, 2014, excess tax benefits of less than $0.1 million was reflected in financing cash flows.

 There were no options exercised in the year ended December 31, 2016. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was less than $0.1 million in each year. There is no intrinsic value of options outstanding and exercisable as of December 31, 2016 as the closing stock price at the end of 2016 creates a negative intrinsic value.

The total grant-date fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.1 million and $0.2 million, respectively.

Restricted Stock Awards and Restricted Stock Units

On November 4, 2016 and December 19, 2016, the Company granted 30,000 and 22,388, respectively, voting shares of restricted stock to the Company’s President and CEO. The shares granted in November vest on December 31, 2017, and the shares granted in December vest in one third increments on the first, second and third anniversaries of the date of grant as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient when the related shares vest.

The Company also granted 49,250 voting shares of restricted stock under the 2006 Plan to members of management on December 12, 2016. Of the 49,250 shares granted, 5,000 shares vest in one third increments, on the first, second and third anniversaries of the date of grant and the remaining 44,250 shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

On October 3, 2016, the Company granted 21,000 voting shares of restricted stock to new members of the management team, who joined the Company as part of the Vertex acquisition. Of the 21,000 shares granted, 4,000 shares vest, on the third anniversary of the date of grant and the remaining 17,000 shares vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant in each case, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid to the recipient if and when the related shares vest.

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

The following summarizes restricted stock activity for the year ended December 31, 2016:

	2016
	Awards		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	234	$9.57	33	$9.14
Granted	129	6.35	36	7.04
Vested	(36)	10.86	(33)	9.14
Cancelled/Forfeited	(17)	9.50	—	—
Expired	(11)	13.23	—	—
Non-vested —End of year	299	$7.88	36	$7.04

Total stock-based compensation cost was $0.9 million for each of the years ended December 31, 2016, 2015 and 2014. Total income tax benefit recognized for stock-based compensation arrangements was $0.3 million for each of the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, there was $1.6 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 33 months. There were 807,326 shares available for future grants under the 2006 Plan at December 31, 2016.

10.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $2.6 million in 2016, $2.5 million in 2015 and $2.9 million in 2014.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2016:

(In thousands)
2017	$3,567
2018	2,821
2019	2,104
2020	1,536
2021	1,305
Thereafter	1,645
Total minimum lease payments	$12,978

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $34.0 million at December 31, 2016.

As part of the acquisition of Southwest and Southern in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at December 31, 2016 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

11.	Subsequent Events

On January 30, 2017, the Board of Directors granted to the Company’s President and CEO 60,000 voting shares of restricted stock and performance stock units with respect to an additional 40,000 shares of common stock. Of the 60,000 shares of restricted stock, 20,000 shares vest on December 19, 2017 and 40,000 vest in one-third increments on January 30, 2018, December 31, 2018 and December 31, 2019, the first, second and third anniversaries of the date of grant, in each case as long as Mr. Pokluda is then employed by the Company. The performance stock units vest on December 31, 2019 based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as Mr. Pokluda is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to Mr. Pokluda if and when the related shares vest.

12.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2016. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2016
	Fourth Quarter		Third Quarter	Second Quarter		First Quarter
	(in thousands, except per share data)

Sales	$69,257		$65,222	$62,454		$64,711
Gross profit	$15,076		$12,045	$12,430		$13,399
Operating income (loss)	$(1,630	)(1)	$(1,804)	$(3,062	)(2)	$(39)
Net income (loss)	$(1,826	)(1)	$(1,439)	$(2,557	)(2)	$(184)
Earnings (loss) per share:
Basic	$(0.11	)(1)	$(0.09)	$(0.16	)(2)	$(0.01)
Diluted	$(0.11	)(1)	$(0.09)	$(0.16	)(2)	$(0.01)

	Year Ended December 31, 2015
	Fourth Quarter		Third Quarter	Second Quarter		First Quarter
	(in thousands, except per share data)

Sales	$70,314		$78,260	$77,959		$81,600
Gross profit	$15,120		$16,131	$16,935		$17,724
Operating income (loss)	$743	(3)	$1,783	$(234	)(4)	$3,726
Net income (loss)	$(199	)(3)	$676	$(619	)(4)	$2,186
Earnings (loss) per share:
Basic	$(0.01	)(3)	$0.04	$(0.04	)(4)	$0.13
Diluted	$(0.01	)(3)	$0.04	$(0.04	)(4)	$0.13

(1)	During the fourth quarter of 2016, the Company recorded a charge of $483 of additional cost of sales expense that related to the first three quarters of 2016 and was immaterial to each quarter.

(2)	During the second quarter of 2016, the Company recorded a non-cash impairment charge of $2,384. See Note 4 for additional information.

(3)	During the fourth quarter of 2015, the Company recorded a non-cash impairment charge of $423. See Note 4 for additional information.

(4)	During the second quarter of 2015, the Company recorded a non-cash impairment charge of $2,994. See Note 4 for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except for the delay in filing an amendment to our October 5, 2016 Form 8-K to provide audited financial statements and pro forma information for Vertex, our disclosure controls and procedures were effective as of December 31, 2016. Our delay was due initially to the expectation, which arose during the process of calculating the post-closing purchase price adjustment, that the acquisition would not meet the applicable significance test and subsequently due to our inability to obtain certain information from Vertex’ former owner given the late start to the process. We expect to file the late amendment within the next several weeks and will revise our timeline for future acquisitions to assure we are able to provide required historical and pro forma financial information for the acquired business on a timely basis.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 27 and 28 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 based on criteria established by   Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2016 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 28.

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

The Company’s assessment and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the Vertex business unit acquired in October 2016, which was included in the 2016 consolidated financial statements of Houston Wire & Cable Company and constituted 19.1% and 34.9% of total assets and net assets, respectively at December 31, 2016 and 2.7% of sales for the year then ended. Vertex had $0.2 million in net income during the year ended December 31, 2016, as compared to a consolidated net loss of the Company of $6.0 million for the year ended December 31, 2016. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Houston Wire & Cable Company

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Houston Wire & Cable Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vertex Corporate Holdings, Inc. (“Vertex”), which is included in the 2016 consolidated financial statements of Houston Wire & Cable Company and constituted 19.1% and 34.9% of total and net assets, respectively, as of December 31, 2016 and 2.7% of sales for the year then ended. Vertex had $0.2 million in net income during the year ended December 31, 2016, as compared to a consolidated net loss of Houston Wire & Cable Company of $6.0 million for the year ended December 31, 2016. Our audit of internal control over financial reporting of Houston Wire & Cable Company also did not include an evaluation of the internal control over financial reporting of Vertex.

In our opinion, Houston Wire & Cable Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Houston Wire & Cable Company and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 24, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board of Directors – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Director Independence” and “Related Person Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accounting Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2017.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(c)	Exhibits

Exhibits are set forth on the attached exhibit index

ITEM 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 24, 2017	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 24, 2017
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 24, 2017
Nicol G. Graham

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 24, 2017
William H. Sheffield

/s/ MICHAEL T. CAMPBELL	Director	March 24, 2017
Michael T. Campbell

/s/ IAN STEWART FARWELL	Director	March 24, 2017
Ian Stewart Farwell

/s/ MARK A. RUELLE	Director	March 24, 2017
Mark A. Ruelle

/s/ G. GARY YETMAN	Director	March 24, 2017
G. Gary Yetman

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

10.1*	Houston Wire & Cable Company 2006 Stock Plan, as amended and restated effective March 1, 2015 (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 13, 2015)

10.2*	Amended and Restated Executive Employment Agreement dated as of January 1, 2015 between James L. Pokluda, III and Houston Wire & Cable Company (incorporated by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3*	Form of Employee Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4*	Form of Director Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.5*	Form of Stock Award Agreement for Key Employees under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.6*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7*	Form of Performance Stock Unit Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan **

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9*	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Fourth Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, as amended, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015 and Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2016)

10.11	Third Amended and Restated Guaranty dated as of October 1, 2015, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

10.12*	First Amendment to the Houston Wire & Cable Company Amended and Restated 2016 Stock Plan**

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*      Management contract or compensatory plan or arrangement

**    Filed herewith