Form 10-Q
period 2017-03-31
Houston Wire & Cable CO
filed 2017-05-10
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☐      NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES ☐      NO ☒

At May 1, 2017 there were 16,497,916 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2017

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$51,469	$44,677
Inventories, net	80,308	79,783
Income taxes	2,055	1,948
Prepaids	1,201	570
Total current assets	135,033	126,978

Property and equipment, net	11,589	11,261
Intangible assets, net	12,860	13,378
Goodwill	22,629	22,770
Deferred income taxes	1,049	892
Other assets	504	591
Total assets	$183,664	$175,870

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$818	$3,181
Trade accounts payable	8,630	8,406
Accrued and other current liabilities	11,977	13,248
Total current liabilities	21,425	24,835

Debt	71,849	60,388
Other long term obligations	461	516
Total liabilities	93,735	85,739

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,501,791 and 16,457,525 outstanding at March 31, 2017 and December 31, 2016, respectively	21	21
Additional paid-in-capital	53,454	53,824
Retained earnings	97,097	97,550
Treasury stock	(60,643)	(61,264)
Total stockholders' equity	89,929	90,131
Total liabilities and stockholders' equity	$183,664	$175,870

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016

Sales	$78,709	$64,711
Cost of sales	61,778	51,312
Gross profit	16,931	13,399

Operating expenses:
Salaries and commissions	8,844	6,909
Other operating expenses	7,477	5,837
Depreciation and amortization	860	692
Total operating expenses	17,181	13,438

Operating loss	(250)	(39)
Interest expense	450	175
Loss before income taxes	(700)	(214)
Income tax benefit	(247)	(30)
Net loss	$(453)	$(184)

Loss per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding:
Basic	16,241,215	16,481,122
Diluted	16,241,215	16,481,122

Dividends declared per share	$—	$0.06

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(453)	$(184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	860	692
Amortization of unearned stock compensation	275	209
Provision for inventory obsolescence	27	166
Deferred income taxes	(16)	(205)
Other non-cash items	29	30
Changes in operating assets and liabilities:
Accounts receivable	(6,810)	3,153
Inventories	(552)	5,175
Book overdraft	(2,363)	(2,115)
Trade accounts payable	224	1,457
Accrued and other current liabilities	(981)	(729)
Prepaids	(631)	(551)
Income taxes	(107)	186
Other operating activities	21	302
Net cash (used in) provided by operating activities	(10,477)	7,586

Investing activities
Expenditures for property and equipment	(930)	(337)
Net cash used in investing activities	(930)	(337)

Financing activities
Borrowings on revolver	81,991	61,842
Payments on revolver	(70,530)	(67,383)
Payment of dividends	(30)	(989)
Purchase of treasury stock/stock surrendered on vested awards	(24)	(719)
Net cash provided by (used in) financing activities	11,407	(7,249)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides wire and cable, industrial fasteners, hardware and related services to the U.S. market through twenty-two locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

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

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance required that an employer disaggregate the service cost component from the other components of net benefit cost. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting as well as the timing of when it will adopt this ASU.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) the recognition of the income tax effects of awards in the income statement when the awards vest, forfeit, or are settled, thus eliminating additional paid-in-capital pools, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This update is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the first quarter of 2017 and there was no material impact on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this guidance in the first quarter of 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2017	2016
Denominator:
Weighted average common shares for basic earnings per share	16,241,215	16,481,122
Effect of dilutive securities	—	—
Weighted average common shares for diluted earnings per share	16,241,215	16,481,122

Stock awards to purchase 697,026 and 536,580 shares of common stock were not included in the diluted net income (loss) per share calculation for the three months ended March 31, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive.

3.	Business Combination

On October 3, 2016, the Company completed the acquisition of Vertex from DXP Enterprises (“the acquisition”). The acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Vertex is a master distributor of industrial fasteners, specializing in corrosion resistant and specialty alloy inch and metric threaded fasteners, rivets, and hose clamps, to the industrial market. Under the terms of the acquisition agreement, the purchase price was $32.3 million, subject to an adjustment based on the net working capital of Vertex as of the date of closing. The current working capital adjustment (which is still subject to change) is $0.1 million, making the total purchase price $32.4 million. See Note 8 – Subsequent Events. The Company treated the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $1.0 million. The acquisition was funded by borrowing under the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its wire and cable products.

The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition. The fair value of all assets acquired and liabilities assumed are preliminary and subject to the completion of an incremental analysis of the fair values of the assets acquired and liabilities assumed:

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

Intangible assets acquired consist of customer relationships - $7.0 million and trade names - $2.1 million. Trade names are not being amortized, while customer relationships are being amortized over a 9 year useful life. Amortization expense to be recognized on the acquired intangible assets is expected to be $0.8 million per year in 2017 through 2024 and $0.6 million in 2025. Amortization expense for the quarter was $0.2 million and as of March 31, 2017, accumulated amortization and amortization expense recognized on the acquired intangible assets was $0.4 million.

The results of operations of Vertex are included in the consolidated statement of operations prospectively from October 3, 2016. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2016, are as follows:

Three Months ended
March 31, 2016
(In thousands, except earnings per share)
Sales	$72,497
Net income	102
Basic earnings per share	0.01
Diluted earnings per share	0.01

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2016.

4.	Debt

On October 3, 2016, in connection with the acquisition, HWC Wire & Cable Company , the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment (“the Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement (“the 2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as a borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which will be amortized quarterly, starting April 1, 2017, over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At March 31, 2017, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Stockholders’ Equity

No dividend was declared during the first quarter 2017. Dividends paid were $1.0 million during the three months ended March 31, 2016.

6.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first three months of 2017 or 2016.

Restricted Stock Awards and Restricted Stock Units

On January 30, 2017, the Board of Directors granted to the Company’s President and CEO 60,000 shares of restricted stock and performance stock units with respect to an additional 40,000 shares of common stock. The 60,000 shares of restricted stock vest in one-third increments on January 30, 2018, December 19, 2018 and December 19, 2019, in each case as long as Mr. Pokluda is then employed by the Company. The performance stock units vest on December 31, 2019 based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as Mr. Pokluda is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to Mr. Pokluda if and when the related shares vest.

Total stock-based compensation cost was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in salaries and commissions.

7.	Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at March 31, 2017 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company had outstanding under the 2015 Loan Agreement, letters of credit totaling $0.6 million to certain vendors as of March 31, 2017.

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

On May 2, 2017, the Company and DXP Enterprises finalized the working capital adjustment, which resulted in an amount due the Company of less than $0.1 million and a final purchase price of approximately $32.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2016.

Overview

We are a provider of industrial products including electrical and mechanical wire and cable, industrial fasteners, hardware and related services to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2017	2016

Sales	100.0%	100.0%
Cost of sales	78.5%	79.3%
Gross profit	21.5%	20.7%

Operating expenses:
Salaries and commissions	11.2%	10.7%
Other operating expenses	9.5%	9.0%
Depreciation and amortization	1.1%	1.1%
Total operating expenses:	21.8%	20.8%

Operating loss	(0.3)%	(0.1)%
Interest expense	0.6%	0.3%

Loss before income taxes	(0.9)%	(0.3)%
Income tax benefit	(0.3)%	(0.0)%

Net loss	(0.6)%	(0.3)%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating loss, loss before income taxes or net loss.

Comparison of the Three Months Ended March 31, 2017 and 2016

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016	Change
Sales	$78.7	$64.7	$14.0	21.6%

Our sales for the first quarter increased 21.6% to $78.7 million in 2017 from $64.7 million in 2016. The primary reasons for the increase were $7.8 million in sales from Vertex and a 9.6% increase in organic sales. We estimate that, when adjusted for the fluctuation in metal prices, sales for 2017 when compared to pro-forma sales in the comparable period were up 5.5%. We estimate our project business, which targets end markets and encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 31%, or approximately 34% on a metals adjusted basis, from 2016. Maintenance, Repair, and Operations (MRO) increased 21%, or approximately 18% when adjusted for metals, over 2016.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016	Change
Gross profit	$16.9	$13.4	$3.5	26.4%
Gross margin	21.5%	20.7%

Gross profit increased 26.4% to $16.9 million in 2017 from $13.4 million in 2016. The increase in gross profit was primarily attributable to the increased sales in the first quarter of 2017 due to the acquisition of Vertex. Gross margin (gross profit as a percentage of sales) increased to 21.5% in 2017 from 20.7% in 2016 primarily due to the higher margins earned by Vertex.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016	Change
Operating expenses:
Salaries and commissions	$8.8	$6.9	$1.9	28.0%
Other operating expenses	7.5	5.8	1.6	28.1%
Depreciation and amortization	0.9	0.7	0.2	24.3%
Total operating expenses	$17.2	$13.4	$3.7	27.9%

Operating expenses as a percent of sales	21.8%	20.8%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $1.9 million between the periods primarily due to the additional personnel from the acquisition and slightly increased commissions due to higher sales.

Other operating expenses increased $1.6 million primarily due to the additional operations obtained from the acquisition, increased operational expenses associated with higher sales, and costs incurred during the integration of Vertex.

Depreciation and amortization increased slightly to $0.9 million in 2017 from $0.7 million in 2016 due to the amortization of intangibles acquired in the acquisition.

Operating expenses as a percentage of sales increased to 21.8% in 2017 from 20.8% in 2016, as operating expenses increased at a slightly higher rate than the increase in sales.

Interest Expense

Interest expense increased to $0.5 million in 2017 from $0.2 million in 2016 due to higher debt as a result of the Vertex acquisition and to an increase in the average effective interest rate. Average debt was $68.0 million in 2017 compared to $36.7 million in 2016. The average effective interest rate was 2.6% in 2017 compared to 1.7% in 2016.

Income Taxes

The income tax benefit $0.2 million, due to the pre-tax loss, increased, compared to the less than $0.1 million income tax benefit in the prior year period. The effective income tax rate increased to 35.3% in 2017 from 14.0% in 2016, primarily due to the higher net loss in the current quarter compared to the prior year quarter and the impact to the tax rate in both periods from forfeited vested share-based awards.

Net Loss

We incurred a net loss of $0.5 million in 2017 compared to a net loss of $0.2 million in 2016, primarily due to increased operating expenses.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or net realizable value adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

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

Comparison of the Three Months Ended March 31, 2017 and 2016

Our net cash used in operating activities was $10.5 million for the three months ended March 31, 2017 compared to net cash provided by of $7.6 million in 2016. We had a net loss of $0.5 million in 2017 compared to net loss of $0.2 million in 2016.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $11.2 million in 2017. An increase in accounts receivable of $6.8 million due to the increase in sales, a decrease in book overdraft of $2.4 million, a decrease in accrued and other liabilities of $1.0 million, an increase in our inventory investment of $0.6 million as inventory values have increased to meet current activity levels, and an increase in prepaid expenses of $0.6 million were the main uses of cash.

Net cash used in investing activities was $0.9 million in 2017 compared to $0.3 million in 2016. The 2017 amount included an anticipated investment in equipment at Vertex.

Net cash provided by financing activities was $11.4 million in 2017 compared to cash used of $7.2 million in 2016. Net borrowings on the revolver of $11.5 million was the primary source for financing activities in 2017.

Indebtedness

Our principal source of liquidity at March 31, 2017 was working capital of $113.6 million compared to $102.1 million at December 31, 2016. We also had additional available borrowing capacity of approximately $24.2 million at March 31, 2017 and $25.6 million at December 31, 2016 under our loan agreement. The availability at March 31, 2017 is net of outstanding letters of credit of $0.6 million.

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

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2017:

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$71,849	$—	$—	$71,849	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

As of March 31, 2017, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Not applicable and has been omitted.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2017	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.