Form 10-Q
period 2017-06-30
Houston Wire & Cable CO
filed 2017-08-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

At August 1, 2017 there were 16,487,334 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2017

1

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$48,223	$44,677
Inventories, net	78,500	79,783
Income taxes	3,774	1,948
Prepaids	1,310	570
Total current assets	131,807	126,978

Property and equipment, net	11,517	11,261
Intangible assets, net	12,404	13,378
Goodwill	22,495	22,770
Deferred income taxes	—	892
Other assets	623	591
Total assets	$178,846	$175,870

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$518	$3,181
Trade accounts payable	6,274	8,406
Accrued and other current liabilities	11,493	13,248
Total current liabilities	18,285	24,835

Debt	69,930	60,388
Other long term obligations	510	516
Total liabilities	88,725	85,739

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,487,334 and 16,457,525 outstanding at June 30, 2017 and December 31, 2016, respectively	21	21
Additional paid-in-capital	53,887	53,824
Retained earnings	97,051	97,550
Treasury stock	(60,838)	(61,264)
Total stockholders’ equity	90,121	90,131
Total liabilities and stockholders’ equity	$178,846	$175,870

The accompanying Notes are an integral part of these Consolidated Financial Statements.

2

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales	$75,646	$62,454	$154,355	$127,165
Cost of sales	59,328	50,024	121,106	101,336
Gross profit	16,318	12,430	33,249	25,829

Operating expenses:
Salaries and commissions	8,828	6,838	17,672	13,747
Other operating expenses	6,827	5,496	14,304	11,333
Depreciation and amortization	825	774	1,685	1,466
Impairment charge	—	2,384	—	2,384
Total operating expenses	16,480	15,492	33,661	28,930

Operating loss	(162)	(3,062)	(412)	(3,101)
Interest expense	499	149	949	324
Loss before income taxes	(661)	(3,211)	(1,361)	(3,425)
Income tax benefit	(607)	(654)	(854)	(684)
Net loss	$(54)	$(2,557)	$(507)	$(2,741)

Loss per share:
Basic	$(0.00)	$(0.16)	$(0.03)	$(0.17)
Diluted	$(0.00)	$(0.16)	$(0.03)	$(0.17)
Weighted average common shares outstanding:
Basic	16,266,342	16,383,630	16,253,848	16,432,376
Diluted	16,266,342	16,383,630	16,253,848	16,432,376

Dividend declared per share	$—	$0.06	$—	$0.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

3

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(507)	$(2,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	—	2,384
Depreciation and amortization	1,685	1,466
Amortization of unearned stock compensation	513	422
Provision for inventory obsolescence	111	357
Deferred income taxes	1,033	(695)
Other non-cash items	99	27
Changes in operating assets and liabilities:
Accounts receivable	(3,624)	4,738
Inventories	1,172	10,840
Book overdraft	(2,663)	(3,210)
Trade accounts payable	(2,132)	1,972
Accrued and other current liabilities	(1,454)	(1,757)
Prepaids	(740)	(736)
Income taxes	(1,826)	(207)
Other operating activities	(59)	211
Net cash (used in) provided by operating activities	(8,392)	13,071

Investing activities
Expenditures for property and equipment	(1,226)	(557)
Cash received for acquisition	134	—
Net cash used in investing activities	(1,092)	(557)

Financing activities
Borrowings on revolver	165,025	124,312
Payments on revolver	(155,483)	(133,408)
Payment of dividends	(34)	(1,990)
Purchase of treasury stock	(24)	(1,428)
Net cash provided by (used in) financing activities	9,484	(12,514)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

4

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

The consolidated financial statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this ASU.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendment in this ASU provides final guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. ASU No. 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting as well as the timing of when it will adopt this ASU.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) the recognition of the income tax effects of awards in the income statement when the awards vest, forfeit, or are settled, thus eliminating additional paid-in-capital pools, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows. This update was effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the first quarter of 2017 and there was no material impact on the consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which changes guidance for subsequent measurement of inventory within the scope of the update from the lower of cost or market to the lower of cost and net realizable value. This update was effective for annual and interim periods beginning after December 15, 2016 and early adoption was permitted. The Company adopted this guidance in the first quarter of 2017 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. As the Company recognizes revenue only once product has shipped, it does not believe this ASU will have a significant impact on its revenue recognition policy. The Company will adopt this ASU effective January 1, 2018 and is still evaluating its impact on its financial position and results of operations and disclosures and which implementation method the Company will use.

2.        Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,266,342	16,383,630	16,253,848	16,432,376
Effect of dilutive securities	—	—	—	—
Weighted average common shares for diluted earnings (loss) per share	16,266,342	16,383,630	16,253,848	16,432,376

Stock awards to purchase 655,448 and 728,535 shares of common stock were not included in the diluted net income (loss) per share calculation for the three months ended June 30, 2017 and 2016, respectively, and 658,463 and 697,688 shares for the six months ended June 30, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive.

3.        Business Combination

On October 3, 2016, the Company completed the acquisition of Vertex from DXP Enterprises. The acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Vertex is a master distributor of industrial fasteners, specializing in corrosion resistant and specialty alloy inch and metric threaded fasteners, rivets, and hose clamps, to the industrial market. Under the terms of the acquisition agreement, the purchase price was $32.3 million, subject to an adjustment based on the net working capital of Vertex as of the date of closing. On May 2, 2017, the Company and DXP Enterprises finalized the working capital adjustment and a final purchase price of $32.2 million. The Company treated the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $1.0 million. The acquisition was funded by borrowing under the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its wire and cable products.

The following table summarizes the current estimated fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition. The fair value of all assets acquired and liabilities assumed are preliminary and subject to the completion of an incremental analysis of the fair values of the assets acquired and liabilities assumed:

At October 3, 2016
(In thousands)
Cash	$3
Accounts receivable	2,626
Inventories	14,582
Prepaids	46
Property and equipment	59
Intangibles assets	9,161
Goodwill	10,266
Other assets	116
Total assets acquired	36,859

Trade accounts payable	1,130
Accrued and other current liabilities	1,053
Deferred income taxes	2,440
Total liabilities assumed	4,623

Net assets purchased	$32,236

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

Intangible assets acquired consist of customer relationships - $7.0 million and trade names - $2.1 million. Trade names are not being amortized, while customer relationships are being amortized over a 9 year useful life. Amortization expense to be recognized on the acquired intangible assets is expected to be $0.8 million per year in 2017 through 2024 and $0.6 million in 2025. Amortization expense was $0.2 million during the three months ended June 30, 2017, and accumulated amortization on the acquired intangible assets was $0.6 million as of June 30, 2017.

The results of operations of Vertex are included in the consolidated statement of operations prospectively from October 3, 2016. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2016, are as follows:

Six Months ended,
June 30, 2016
(In thousands, except earnings per share)
Sales	$142,776
Net loss	(1,530)
Basic loss per share	(0.09)
Diluted loss per share	(0.09)

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2016.

4.        Debt

On October 3, 2016, in connection with the acquisition, HWC Wire & Cable Company, the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment (“the Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement (“the 2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as a borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which will be amortized quarterly, starting April 1, 2017, over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At June 30, 2017, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.  Income Taxes

The Company calculates its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. The Company’s effective tax rate increased in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to changes in the estimated annual earnings for 2017 and the establishment of a full valuation allowance on deferred tax assets not expected to be realized.

A valuation allowance for deferred tax assets is recognized when it is more likely than not, that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics to determine whether a valuation allowance is required.

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated and concluded that it is more likely than not that the deferred tax assets will not be realized and, as such, has recorded a full valuation allowance as of June 30, 2017. The impact on income tax expense for the three and six months ended June 30, 2017 is immaterial. Going forward, management will continue to assess the available evidence to determine whether it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.

6.  Stockholders’ Equity

No dividend was declared during the first or second quarter 2017. Dividends paid were $2.0 million during the six months ended June 30, 2016.

7.        Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first six months of 2017 or 2016.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 5, 2017, the Company approved the award of restricted stock units with a value of $60,000 to each non-employee director who was elected or re-elected, for an aggregate of 46,875 restricted stock units. Issuance of the restricted stock unit awards was subject to adoption of a new stock plan, as the Company’s 2006 Stock Plan expired on May 1, 2017. On August 4, 2017, the Company adopted the 2017 Stock Plan. See Note 9. Each award of restricted stock units will vest at the date of the 2018 Annual Meeting of Stockholders. Until the new stock plan has been approved by the Company’s stockholders, each restricted stock unit will entitle the non-employee director to receive, at such time as the director’s service on the board terminates for any reason, a cash payment equal to the market value of one share of the Company’s common stock, together with dividend equivalents from the date of grant, at the time of payment. Following stockholder approval of the new stock plan, instead of such cash payment each non-employee director will be entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason. The Company intends to submit the 2017 Stock Plan for approval by stockholders at the 2018 Annual Meeting. Assuming such approval, at the time the awards vest, they will represent the right to receive shares of common stock.

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

Total stock-based compensation cost was $0.2 million for each of the three months ended June 30, 2017 and 2016 and $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, and is included in salaries and commissions.

8.        Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at June 30, 2017 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company had outstanding under the 2015 Loan Agreement, letters of credit totaling $1.1 million to certain vendors as of June 30, 2017.

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

9.        Subsequent Events

On August 4, 2017 the Board of Directors of the Company adopted a new stock plan, the Houston Wire & Cable Company 2017 Stock Plan, subject to stockholder approval. In addition, the Company approved an award of $50,000 of restricted stock units to a new member of senior management, based on the closing price on the date of grant. These units vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is still employed by the Company. Assuming the stockholders approve the 2017 Stock Plan at the 2018 Annual Meeting, upon vesting each restricted stock unit will entitle the recipient to receive one share of the Company’s common stock, together with dividend equivalents from the date of grant.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4%	80.1%	78.5%	79.7%
Gross profit	21.6%	19.9%	21.5%	20.3%

Operating expenses:
Salaries and commissions	11.7%	10.9%	11.4%	10.8%
Other operating expenses	9.0%	8.8%	9.3%	8.9%
Depreciation and amortization	1.1%	1.2%	1.1%	1.2%
Impairment charge	—	3.8%	—	1.9%
Total operating expenses	21.8%	24.8%	21.8%	22.7%

Operating loss	(0.2)%	(4.9)%	(0.3)%	(2.4)%
Interest expense	0.7%	0.2%	0.6%	0.3%

Loss before income taxes	(0.9)%	(5.1)%	(0.9)%	(2.7)%
Income tax benefit	(0.8)%	(1.0)%	(0.6)%	(0.5)%

Net loss	(0.1)%	(4.1)%	(0.3)%	(2.2)%

Note:  Due to rounding, percentages may not add up to total operating expenses, operating loss, loss before income taxes or net loss.

Comparison of the Three Months Ended June 30, 2017 and 2016

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016	Change
Sales	$75.6	$62.5	$13.2	21.1%

Our sales for the second quarter increased 21.1% to $75.6 million in 2017 from $62.5 million in 2016. The primary reasons for the increase were $8.1million in sales from Vertex and an 8.1% increase in organic sales. We estimate that, when adjusted for the fluctuation in metal prices, organic sales for 2017 were up 6.1%. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 22%, or approximately 24% on a metals adjusted basis, from 2016. Maintenance, Repair, and Operations (MRO) sales increased 19%, or approximately 17% when adjusted for metals, over 2016.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016	Change
Gross profit	$16.3	$12.4	$3.9	31.3%
Gross margin	21.6%	19.9%

Gross profit increased 31.3% to $16.3 million in 2017 from $12.4 million in 2016. The increase in gross profit was primarily attributable to the increased sales in the second quarter of 2017 due to the acquisition of Vertex. Gross margin (gross profit as a percentage of sales) increased to 21.6% in 2017 from 19.9% in 2016 primarily due to the higher margins earned by Vertex.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2017	2016		Change
Operating expenses:
Salaries and commissions	$8.8	$6.8		$2.0	29.1%
Other operating expenses	6.8	5.5		1.3	24.2%
Depreciation and amortization	0.8	0.8		0.1	6.6%
Impairment charge	—	2.4		(2.4)	(100.0)%
Total operating expenses	$16.5	$15.5		$1.0	6.4%

Operating expenses as a percent of sales	21.8%	24.8.	%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $2.0 million between the periods primarily due to the additional personnel at Vertex and increased commissions due to higher sales and gross profit.

Other operating expenses increased $1.3 million primarily due to $1.0 million of additional other operating expenses at Vertex and also due to higher sales and higher healthcare costs.

Depreciation and amortization increased slightly primarily due to the amortization of intangibles acquired in the acquisition.

The impairment charge in 2016 relates to the write-off of goodwill at the HWC reporting unit and the write-down of trade names at the Southern Wire reporting unit.

Operating expenses as a percentage of sales decreased to 21.8% in 2017 from 24.8% in 2016, as operating expenses increased at a lower rate than the increase in sales and there was no impairment charge in 2017.

Interest Expense

Interest expense increased to $0.5 million in 2017 from $0.1 million in 2016 due to higher debt as a result of the Vertex acquisition and to an increase in the average effective interest rate. Average debt was $72.6 million in 2017 compared to $32.0 million in 2016. The average effective interest rate was 2.7% in 2017 compared to 1.7% in 2016.

Income Taxes

The income tax benefit of $0.6 million decreased compared to the $0.7 million income tax benefit in the prior year period. The effective income tax rate increased to 91.8% in 2017 from 20.4% in 2016, primarily due to a change in the estimated annual earnings for 2017, the cumulative effect of which, is reflected in the current quarter. The benefit in 2017 is offset by the establishment of a full valuation allowance on the net deferred tax assets as of June 30, 2017. The 2016 income tax benefit was net of the non-deductible portion of the goodwill impairment charge of $0.5 million.

Net Loss

We incurred a net loss of $0.1 million in 2017 compared to a net loss of $2.6 million in 2016. The 2016 loss included an impairment charge of $2.4 million.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016	Change
Sales	$154.4	$127.2	$27.2	21.4%

Our sales for the six month period increased 21.4% to $154.4 million in 2017 from $127.2 million in 2016. The primary reasons for the increase were $15.9 million in sales from Vertex and an 8.9% increase in organic sales. We estimate that, when adjusted for the fluctuation in metal prices, organic sales for 2017 were up approximately 7.9% compared to the first six months of 2016. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have decreased 26%, or approximately 27% on a metals adjusted basis, from 2016. MRO increased 22%, or approximately 21% when adjusted for metals, from 2016.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016	Change
Gross profit	$33.2	$25.8	$7.4	28.7%
Gross margin	21.5%	20.3%	1.2%

Gross profit increased 28.7% to $33.2 million in 2017 from $25.8 million in 2016. The increase in gross profit was attributable to the gross profit generated by Vertex, higher organic sales and higher product gross margin. Gross margin increased to 21.5% in 2017 from 20.3% in 2016, primarily due to the higher gross margins generated by Vertex.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2017	2016	Change
Operating expenses:
Salaries and commissions	$17.7	$13.7	$3.9	28.6%
Other operating expenses	14.3	11.3	3.0	26.2%
Depreciation and amortization	1.7	1.5	0.2	14.9%
Impairment charge	—	2.4	(2.4)	(100.0)%
Total operating expenses	$33.7	$28.9	$4.7	16.4%

Operating expenses as a percent of sales	21.8%	22.7%	(0.9)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $3.9 million between the periods due to the additional personnel from the Vertex acquisition, as well as increased commissions, and higher distribution salaries, both resulting from increased sales and gross profit.

Other operating expenses increased $3.0 million, primarily due to the additional other operating expenses at Vertex, as well as increased distribution expenses due to increased sales.

Depreciation and amortization increased slightly primarily due to the additional intangible assets acquired in the Vertex acquisition.

The impairment charge in 2016 relates to the write-off of goodwill at the HWC reporting unit and the write-down of trade names at the Southern Wire reporting unit.

Operating expenses as a percentage of sales decreased to 21.8% in 2017 from 22.7% in 2016, as operating expenses increased at a lower rate than the increase in sales.

Interest Expense

Interest expense increased 192.9% to $0.9 million in 2017 from $0.3 million in 2016 due to higher average debt levels from the Vertex acquisition and higher interest rates. Average debt was $70.3 million in 2017 compared to $34.4 million in 2016. The average effective interest rate rose to 2.6% in 2017 from 1.7% in the prior year period.

Income Taxes

The income tax benefit of $0.9 million increased from the $0.7 million benefit in 2016. The effective income tax rate increased to 62.7% in 2017 from 20.0% in 2016. The benefit in 2017 is offset by the establishment of a full valuation allowance on the net deferred tax assets as of June 30, 2017. The 2016 income tax benefit was net of the non-deductible portion of the goodwill impairment charge of $0.5 million.

Net Loss

The net loss of $0.5 million in 2017 was lower than the loss of $2.7 million in 2016. The 2016 loss included an impairment charge of $2.4 million.

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

 Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities. Significant factors which could affect liquidity include the following:

●	the adequacy of available bank lines of credit;
●	cash flows generated from operating activities;
●	capital expenditures;
●	acquisitions; and
●	the ability to attract long-term capital with satisfactory terms

Comparison of the Six Months Ended June 30, 2017 and 2016

Our net cash used in operating activities was $8.4 million for the six months ended June 30, 2017 compared to net cash provided by operations of $13.1 million in 2016. We had a net loss of $0.5 million in 2017 compared to net loss of $2.7 million in 2016.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $11.3 million in 2017. An increase in accounts receivable of $3.6 million due to the increase in sales, a decrease in book overdraft of $2.7 million, a decrease in accounts payable of $2.1 million, an increase in income taxes payable of $1.8 million and a decrease in accrued and other liabilities of $1.5 million were the main uses of cash.

Net cash used in investing activities was $1.1 million in 2017 compared to $0.6 million in 2016. The 2017 amount included capital expenditures made at Vertex.

Net cash provided by financing activities was $9.5 million in 2017 compared to cash used of $12.5 million in 2016. Net borrowings on the revolver of $9.5 million were the primary source for financing activities in 2017.

Indebtedness

Our principal source of liquidity at June 30, 2017 was working capital of $113.5 million compared to $102.1 million at December 31, 2016. We also had additional available borrowing capacity of approximately $20.0 million at June 30, 2017 and $25.6 million at December 31, 2016 under our loan agreement. The availability at June 30, 2017 is net of outstanding letters of credit of $1.1 million.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas. We continually seek potential acquisitions and from time to time hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, based on market conditions and approval of our 2017 Stock Plan, we may decide to issue additional shares of common or preferred stock to raise funds.

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2017.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$69,930	$—	$—	$69,930	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

As of June 30, 2017, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Not applicable and has been omitted.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the six month periods ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

16

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

17

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the six month periods ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

18