Form 10-K/A
period 2016-12-31
Houston Wire & Cable CO
filed 2017-10-19
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment # 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 24, 2017 (the “Form 10-K”), solely for the purpose of amending and restating in its entirety Item 9A. Controls and Procedures.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date. Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In that evaluation, our Chief Executive Officer and Chief Financial Officer noted that we had failed to file an amendment to our October 5, 2016 Form 8-K to provide audited financial statements for Vertex for 2015 and related pro forma information, and as a result our disclosure controls and procedures were not effective as of December 31, 2016. The deficiency identified in our disclosure controls and procedures was related to our inability to obtain in a timely manner audited financial statements of Vertex for a period pre-dating our acquisition and did not impact our current financial reporting or the Company’s current or historical financial statements.

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

Date: October 19, 2017

	By:	/s/ Nicol G. Graham
Name: Nicol G. Graham Title: Chief Financial Officer