Form 10-Q
period 2017-09-30
Houston Wire & Cable CO
filed 2017-11-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

At November 1, 2017 there were 16,506,235 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2017

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Accounts receivable, net	$57,381	$44,677
Inventories, net	82,211	79,783
Income taxes receivable	2,690	1,948
Prepaids	1,209	570
Total current assets	143,491	126,978

Property and equipment, net	11,243	11,261
Intangible assets, net	12,209	13,378
Goodwill	22,354	22,770
Deferred income taxes	—	892
Other assets	455	591
Total assets	$189,752	$175,870

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$1,888	$3,181
Trade accounts payable	6,621	8,406
Accrued and other current liabilities	17,132	13,248
Total current liabilities	25,641	24,835

Debt	72,530	60,388
Deferred income taxes	2,263	—
Other long term obligations	702	516
Total liabilities	101,136	85,739

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,506,235 and 16,457,525 outstanding at September 30, 2017 and December 31, 2016, respectively	21	21
Additional paid-in-capital	53,772	53,824
Retained earnings	95,340	97,550
Treasury stock	(60,517)	(61,264)
Total stockholders’ equity	88,616	90,131
Total liabilities and stockholders’ equity	$189,752	$175,870

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	$81,196	$65,222	$235,551	$192,387
Cost of sales	62,626	53,177	183,732	154,513
Gross profit	18,570	12,045	51,819	37,874

Operating expenses:
Salaries and commissions	8,975	7,148	26,647	20,895
Other operating expenses	6,999	5,969	21,303	17,302
Depreciation and amortization	549	732	2,234	2,198
Impairment charge	—	—	—	2,384
Total operating expenses	16,523	13,849	50,184	42,779

Operating income (loss)	2,047	(1,804)	1,635	(4,905)
Interest expense	543	129	1,492	453
Income (loss) before income taxes	1,504	(1,933)	143	(5,358)
Income tax expense (benefit)	3,215	(494)	2,361	(1,178)
Net (loss)	$(1,711)	$(1,439)	$(2,218)	$(4,180)

Earnings (loss) per share:
Basic	$(0.11)	$(0.09)	$(0.14)	$(0.26)
Diluted	$(0.11)	$(0.09)	$(0.14)	$(0.26)
Weighted average common shares outstanding:
Basic	16,274,663	16,302,870	16,260,862	16,388,892
Diluted	16,274,663	16,302,870	16,260,862	16,388,892

Dividend declared per share	$—	$0.03	$—	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net (loss)	$(2,218)	$(4,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	—	2,384
Depreciation and amortization	2,234	2,198
Amortization of unearned stock compensation	770	626
Provision for inventory obsolescence	78	355
Deferred income taxes	3,163	(752)
Other non-cash items	195	(11)
Changes in operating assets and liabilities:
Accounts receivable	(12,619)	3,360
Inventories	(2,082)	11,859
Prepaids	(639)	(447)
Income taxes receivable	(742)	(645)
Book overdraft	(1,293)	(2,599)
Trade accounts payable	(1,790)	2,108
Accrued and other current liabilities	4,031	1,486
Other operating activities	18	217
Net cash (used in) provided by operating activities	(10,894)	15,959

Investing activities
Expenditures for property and equipment	(1,307)	(955)
Cash received upon finalization of purchase price for acquisition	193	—
Net cash used in investing activities	(1,114)	(955)

Financing activities
Borrowings on revolver	243,651	195,914
Payments on revolver	(231,509)	(206,483)
Payment of dividends	(60)	(2,477)
Purchase of treasury stock	(74)	(1,958)
Net cash provided by (used in) financing activities	12,008	(15,004)

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those recent ASUs that are relevant to the Company.

In March 2017, the FASB issued ASU No. 017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impacts of adopting as well as the timing of when it will adopt this ASU.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. The Company will adopt this ASU effective January 1, 2018 and plans to adopt the modified retrospective method. The Company has almost completed its evaluation and does not expect material changes to the timing of our revenue recognition relative to current accounting standards, however, the Company is still evaluating the disclosures to be included in the Company’s consolidated financial statements.

2.	Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,274,663	16,302,870	16,260,862	16,388,892
Effect of dilutive securities	—	—	—	—
Weighted average common shares for diluted earnings (loss) per share	16,274,663	16,302,870	16,260,862	16,388,892

The Company calculates earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities”, as discussed in Note 7, and therefore, these participating securities are treated as a separate class in computing earnings per share. Stock awards to purchase 667,239 and 736,968 shares of common stock were not included in the diluted net income (loss) per share calculation for the three months ended September 30, 2017 and 2016, respectively, and 683,847 and 772,012 shares for the nine months ended September 30, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive.

3.	Business Combination

On October 3, 2016, the Company completed the acquisition of Vertex from DXP Enterprises. The acquisition has been accounted for in accordance with ASC Topic 805, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Vertex is a master distributor of industrial fasteners, specializing in corrosion resistant and specialty alloy inch and metric threaded fasteners, rivets, and hose clamps, to the industrial market. Under the terms of the acquisition agreement, the purchase price was $32.3 million, subject to an adjustment based on the net working capital of Vertex as of the date of closing. On May 2, 2017, the Company and DXP Enterprises finalized the working capital adjustment resulting in a final purchase price of $32.2 million. The Company treated the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $1.0 million. The acquisition was funded by borrowing under the Company’s loan agreement. This acquisition expands the Company’s product offerings to the industrial marketplace that purchases its wire and cable products.

During the quarter, the Company finalized its analysis of assets acquired and liabilities assumed, including accounts receivable, inventories and leases. The following table summarizes the final fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition:

At October 3, 2016
(In thousands)
Cash	$3
Accounts receivable	2,874
Inventories	15,006
Prepaids	46
Property and equipment	59
Intangibles assets	9,161
Goodwill	9,849
Other assets	116
Total assets acquired	37,114

Trade accounts payable	1,134
Accrued and other current liabilities	1,051
Long-term obligation	320
Deferred income taxes	2,432

Total liabilities assumed	4,937

Net assets purchased	$32,177

The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The market approach used by the Company included prices at which comparable assets were purchased under similar circumstances. The income approach indicated value for the subject net assets based on the present value of cash flows projected to be generated by the net assets over their useful life. Projected cash flows were discounted at a market rate of return that reflected the relative risk associated with the asset and the time value of money. The cost approach estimated value by determining the current cost of replacing the asset with another of equivalent economic utility. The cost to replace a given asset reflected the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation.

Intangible assets acquired consist of customer relationships - $7.0 million and trade names - $2.1 million. Trade names are not being amortized, while customer relationships are being amortized over a 9 year useful life. Amortization expense to be recognized on the acquired intangible assets is expected to be $0.8 million per year in 2017 through 2024 and $0.6 million in 2025. Amortization expense was $0.2 million during the three months ended September 30, 2017, and accumulated amortization on the acquired intangible assets was $0.8 million as of September 30, 2017.

The long-term obligation represents the unfavorable lease terms relative to market, and is being amortized over the remaining 81 months of the lease.

The results of operations of Vertex are included in the consolidated statements of operations prospectively from October 3, 2016. The unaudited pro forma combined historical results of the Company, giving effect to the acquisition assuming the transaction was consummated on January 1, 2016, are as follows:

Nine Months ended,
September 30, 2016
(In thousands, except earnings per share)
Sales	$215,055
Net loss	(3,059)
Basic loss per share	(0.19)
Diluted loss per share	(0.19)

The unaudited pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction. They are provided for informational purposes only and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of January 1, 2016.

4.	Debt

On October 3, 2016, in connection with the acquisition of Vertex, HWC Wire & Cable Company, the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment (“the Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement (“the 2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as a borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which is being amortized quarterly, starting April 1, 2017, over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At September 30, 2017, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

5.	Income Taxes

The Company calculates its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. The Company’s effective tax rate increased in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to changes in the estimated annual earnings for 2017 and a valuation allowance on deferred tax assets not expected to be realized. In the nine months ended September 30, 2017, the effect of discrete period tax items was $2.1 million which were primarily related to the valuation allowance on deferred tax assets not expected to be realized.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated and concluded that it is more likely than not that the deferred tax assets will not be realized and, as such, has recorded a valuation allowance of $2.4 million as of September 30, 2017. Going forward, management will continue to assess the available evidence to determine whether it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.

6.	Stockholders’ Equity

No dividend was declared during the first, second or third quarter of 2017. Dividends paid were $2.5 million during the nine months ended September 30, 2016.

7.	Stock Based Compensation

Stock Option Awards

There were no stock option awards granted during the first nine months of 2017 or 2016.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 5, 2017, the Company approved the award of restricted stock units with a value of $60,000 to each non-employee director who was elected or re-elected, for an aggregate of 37,500 restricted stock units. Issuance of the restricted stock unit awards was subject to adoption of a new stock plan, as the Company’s 2006 Stock Plan expired on May 1, 2017. On August 4, 2017, the Company adopted the 2017 Stock Plan. Each award of restricted stock units will vest at the date of the 2018 Annual Meeting of Stockholders. In addition, on August 4, 2017, the Company approved the award of 7,653 restricted stock units with a value of $45,000 to a newly elected director. Until the new stock plan has been approved by the Company’s stockholders, each restricted stock unit will entitle the non-employee director to receive, at such time as the director’s service on the board terminates for any reason, a cash payment equal to the market value of one share of the Company’s common stock, together with dividend equivalents from the date of grant, at the time of payment. Following stockholder approval of the new stock plan, instead of such cash payment each non-employee director will be entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason. The Company intends to submit the 2017 Stock Plan for approval by stockholders at the 2018 Annual Meeting. Assuming such approval, at the time the awards vest, they will represent the right to receive shares of common stock.

In addition, on August 4, 2017, the Company approved an award of $50,000 of restricted stock units to a new member of senior management, based on the closing price on the date of grant. These units vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is still employed by the Company. Assuming the stockholders approve the 2017 Stock Plan at the 2018 Annual Meeting, upon vesting each restricted stock unit will entitle the recipient to receive one share of the Company’s common stock, together with dividend equivalents from the date of grant.

The three awards discussed above are liability awards and are required to be fair valued every quarter and any difference accounted for in the statement of operation. The Company believes that the impact of any fair value adjustment to be immaterial.

On January 30, 2017, the Company granted to the Company’s President and CEO 60,000 shares of restricted stock and performance stock units with respect to an additional 40,000 shares of common stock under the 2006 Stock Plan. The equity award of 60,000 shares of restricted stock vest in one-third increments on January 30, 2018, December 19, 2018 and December 19, 2019, in each case as long as Mr. Pokluda is then employed by the Company. The performance stock units vest on December 31, 2019 based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as Mr. Pokluda is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to Mr. Pokluda if and when the related shares vest.

Total stock-based compensation cost was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively, and is included in salaries and commissions.

8.	Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at September 30, 2017 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

The Company had outstanding under the 2015 Loan Agreement, letters of credit totaling $1.1 million to certain vendors as of September 30, 2017.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates and asset impairments. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.1%	81.5%	78.0%	80.3%
Gross profit	22.9%	18.5%	22.0%	19.7%

Operating expenses:
Salaries and commissions	11.1%	11.0%	11.3%	10.9%
Other operating expenses	8.6%	9.2%	9.0%	9.0%
Depreciation and amortization	0.7%	1.1%	0.9%	1.1%
Impairment charge	—	—	—	1.2%
Total operating expenses	20.3%	21.2%	21.3%	22.2%

Operating income (loss)	2.5%	(2.8)%	0.7%	(2.5)%
Interest expense	0.7%	0.2%	0.6%	0.2%

Income (loss) before income taxes	1.9%	(3.0)%	0.1%	(2.8)%
Income tax expense (benefit)	4.0%	(0.8)%	1.0%	(0.6)%

Net loss	(2.1)%	(2.2)%	(0.9)%	(2.2)%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net loss.

Comparison of the Three Months Ended September 30, 2017 and 2016

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Sales	$81.2	$65.2	$16.0	24.5%

Our sales for the third quarter increased 24.5% to $81.2 million in 2017 from $65.2 million in 2016. The primary reasons for the increase were $7.8 million in sales from Vertex and a 12.6% or $8.2 million increase in sales of wire and cable products.  We estimate that higher metals prices in 2017 represented approximately 5% of the increase in wire and cable sales. We estimate wire and cable sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 5%, while Maintenance, Repair, and Operations (MRO) wire and cable sales increased 20%, as compared to 2016, including the impact of higher metals prices.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Gross profit	$18.6	$12.0	$6.5	54.2%
Gross margin	22.9%	18.5%	4.4%

Gross profit increased 54.2% to $18.6 million in 2017 from $12.0 million in 2016. The increase in gross profit was primarily attributable to the increased sales in the third quarter of 2017, including the acquisition of Vertex, and to higher gross margins. Gross margin (gross profit as a percentage of sales) increased to 22.9% in 2017 from 18.5% in 2016 primarily due to increased product margins and the higher margins earned by Vertex.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Operating expenses:
Salaries and commissions	$9.0	$7.1	$1.8	25.6%
Other operating expenses	7.0	6.0	1.1	17.3%
Depreciation and amortization	0.5	0.7	(0.2)	(24.9)%
Total operating expenses	$16.5	$13.8	$2.7	19.3%

Operating expenses as a percent of sales	20.3%	21.2%	(0.9)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $1.8 million between the periods primarily due to the additional personnel at Vertex and increased commissions due to higher sales and gross profit.

Other operating expenses increased $1.1 million primarily due to $1.0 million of additional other operating expenses at Vertex.

Depreciation and amortization decreased $0.2 primarily due to a decrease in the amortization of intangibles.

Operating expenses as a percentage of sales decreased to 20.3% in 2017 from 21.2% in 2016, as sales growth exceeded the increase in operating expenses.

Interest Expense

Interest expense increased to $0.5 million in 2017 from $0.1 million in 2016 due to higher debt as a result of the Vertex acquisition and to an increase in the average effective interest rate. Average debt was $71.2 million in 2017 compared to $28.5 million in 2016. The average effective interest rate was 3.0% in 2017 compared to 1.7% in 2016.

Income Taxes

The income tax expense of $3.2 million fluctuated from a $0.5 million income tax benefit in the prior year period. The effective income tax rate for the quarter increased to 213.8% in 2017 from 25.6% in 2016, primarily due to a change in the estimated annual earnings for 2017, the cumulative effect of which, is reflected in the current quarter and a valuation allowance on the deferred tax assets not expected to be realized. The 2016 income tax benefit was net of the non-deductible portion of the goodwill impairment charge of $0.5 million.

Net Loss

We incurred a net loss of $1.7 million in 2017 compared to a net loss of $1.4 million in 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Sales	$235.6	$192.4	$43.2	22.4%

Our sales for the nine month period increased 22.4% to $235.6 million in 2017 from $192.4 million in 2016. The primary reasons for the increase were $23.6 million in sales from Vertex and a 10.2% or $19.5 million increase in sales of wire and cable products. We estimate that higher metals prices in 2017 represented approximately 3% of the increase in wire and cable sales. We estimate wire and cable sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 6%, while Maintenance, Repair, and Operations (MRO) wire and cable sales increased 17%, as compared to 2016, including the impact of higher metals prices.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Gross profit	$51.8	$37.9	$13.9	36.8%
Gross margin	22.0%	19.7%	2.3%

Gross profit increased 36.8% to $51.8 million in 2017 from $37.9 million in 2016. The increase in gross profit was primarily attributable to increased sales, including the acquisition of Vertex and to higher product gross margin. Gross margin increased to 22.0% in 2017 from 19.7% in 2016, primarily due to increased product margins and the higher gross margins generated by Vertex.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2017	2016	Change
Operating expenses:
Salaries and commissions	$26.7	$20.9	$5.8	27.5%
Other operating expenses	21.3	17.3	4.0	23.3%
Depreciation and amortization	2.2	2.2	—	1.7%
Impairment charge	—	2.4	(2.4)	(100.0)%
Total operating expenses	$50.2	$42.8	$7.4	17.3%

Operating expenses as a percent of sales	21.3%	22.2%	(0.9)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $5.8 million between the periods due to the additional personnel from the Vertex acquisition, as well as increased commissions, and higher distribution salaries, both resulting from increased sales and gross profit.

Other operating expenses increased $4.0 million primarily due to the additional other operating expenses at Vertex, as well as increased distribution expenses due to increased sales.

Depreciation and amortization remained consistent with the prior year period.

The impairment charge in 2016 relates to the write-off of goodwill at the HWC reporting unit and the write-down of trade names at the Southern Wire reporting unit.

Operating expenses as a percentage of sales decreased to 21.3% in 2017 from 22.2% in 2016, as sales growth exceeded the increase in operating expenses.

 Interest Expense

Interest expense increased to $1.5 million in 2017 from $0.5 million in 2016 due to higher average debt levels from the Vertex acquisition and higher interest rates. Average debt was $70.6 million in 2017 compared to $32.4 million in 2016. The average effective interest rate was 2.8% in 2017 up from 1.7% in the prior year period.

Income Taxes

The income tax expense of $2.4 million fluctuated from the $1.2 million income tax benefit in 2016. The effective income tax rate increased to 1,651.0% in 2017 from 22.0% in 2016, primarily due to a change in the estimated annual earnings for 2017 and a valuation allowance on deferred tax assets not expected to be realized. The effective income tax rate in 2017 is also greater than the statutory rate primarily because of the valuation allowance on deferred tax assets not expected to be realized. The 2016 income tax benefit was net of the non-deductible portion of the goodwill impairment charge of $0.5 million.

Net Loss

The net loss of $2.2 million in 2017 was lower than the loss of $4.2 million in 2016. The 2016 loss included an impairment charge of $2.4 million.

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

Comparison of the Nine Months Ended September 30, 2017 and 2016

Our net cash used in operating activities was $10.9 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $16.0 million in 2016. We had a net loss of $2.2 million in 2017 compared to net loss of $4.2 million in 2016.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $15.1 million in 2017. An increase in accounts receivable of $12.6 million due to the increase in sales, an increase of $2.1 million in inventories, a decrease in book overdraft of $1.3 million, a decrease in accounts payable of $1.8 million, an increase in income taxes receivable of $0.7 million, offset by an increase in accrued and other liabilities of $4.0 million were the main uses of cash.

Net cash used in investing activities was $1.1 million in 2017 compared to $1.0 million in 2016.

Net cash provided by financing activities was $12.0 million in 2017 compared to net cash used of $15.0 million in 2016. Net borrowings on the revolver of $12.1 million were the primary source for financing activities in 2017.

Indebtedness

Our principal source of liquidity at September 30, 2017 was working capital of $116.7 million compared to $102.1 million at December 31, 2016. We also had additional available borrowing capacity of $24.0 million at September 30, 2017 and $25.6 million at December 31, 2016 under our loan agreement. The availability at September 30, 2017 is net of outstanding letters of credit of $1.1 million.

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

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2017.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$72,530	$—	$—	$72,530	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

As of September 30, 2017, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  In that evaluation, our Chief Executive Officer and Chief Financial Officer noted that we had failed to file an amendment to our October 5, 2016 Form 8-K to provide audited financial statements for Vertex for 2015 and related pro forma information, and as a result our disclosure controls and procedures were not effective as of September 30, 2017. The deficiency identified in our disclosure controls and procedures was related to our inability to obtain in a timely manner audited financial statements of Vertex for a period pre-dating our acquisition and did not impact our current financial reporting or the Company’s current or historical financial statements. The Form 8-K amendment was filed on October 20, 2017 and, as a result, the deficiency has been addressed. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Not applicable and has been omitted.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the nine month periods ended September 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Nicol G. Graham
Nicol G. Graham, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Nicol G. Graham pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Nicol G. Graham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Operations for the nine month periods ended September 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.