Form 10-K
period 2017-12-31
Houston Wire & Cable CO
filed 2018-03-16
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-52046

Delaware	36-4151663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10201 North Loop East Houston, Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 609-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐           NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐           NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒                NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2017 was $84,392,594.

At March 1, 2018, there were 16,482,383 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of industrial products including electrical and mechanical wire and cable, industrial fasteners, hardware and related services to the U.S. market. We sell electrical products through wholesale electrical distributors, steel wire rope and synthetic products through rigging wholesalers, fastener products through industrial distributors, and fabricated steel wire rope and synthetic lifting and hardware products to distributors and end users. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between manufacturers and the customer. The breadth and depth of wire and cable, fasteners, lifting products and related hardware that we offer requires significant warehousing resources and a large number of SKU’s (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom manufactured slings and harnesses, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

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

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In 2006, we completed our second initial public offering. In 2010, we purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”), and subsequently merged the acquired businesses into our operating subsidiary. On October 3, 2016 we completed the acquisition of Vertex Corporate Holdings, Inc., and its subsidiaries (“Vertex”) from DXP Enterprises. Vertex is a master distributor of industrial fasteners and this acquisition expanded our product offerings to the industrial marketplace that purchases our wire and cable products.

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

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. The largest driver of our success in this market results from the level of U.S. investment in upstream, midstream and downstream oil and gas exploration, transportation and production. We provide a wide variety of products specifically designed for use in manufacturing, metal/mineral, and oil and gas upstream, midstream and downstream markets.

Infrastructure Market.    Investments in the development, construction and maintenance of infrastructure markets including education and health care; air, ground and rail transportation; telecommunications, and wastewater are opportunities for our product and service offerings.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from the original location in Houston, Texas to twenty-one locations nationwide, which includes three third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier and cross-dock shipments. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2017, we served approximately 9,000 customers, shipping approximately 46,000 SKU’s to approximately 13,000 customer locations nationwide. No customer represented 10% or more of our 2017 sales.

Suppliers

We obtain products from leading suppliers and believe we have strong relationships with our top suppliers. We source a portion of our products from offshore. While alternative sources are available for the majority of our products, we have strategically concentrated our purchases with our top suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2017, approximately 50% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of the industrial products that we sell.

Our top five suppliers in 2017 were AmerCable Incorporated, Belden Inc., General Cable Corporation, ICC Cable Corp and Nexans Energy USA, Inc.

Sales

We market our products and related services through an inside sales force situated in our regional offices, a field sales force focused on key geographic markets and regional sales agencies. By operating under a decentralized process, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the knowledge, experience and tenure of our sales force are critical to serving our fragmented and diverse customer and end-user base.

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

Employees

At December 31, 2017, we had 422 employees. Our sales and marketing staff accounted for 189 employees, including 33 field sales personnel, 12 representative sales agencies, and 117 inside sales and technical support personnel.

Fifteen warehouse employees at our Attleboro, Massachusetts location are represented by a labor union. We believe that our employee relations are good.

Website Access

We maintain an internet website at www.houwire.com. We make available, under the “Investor Relations” tab on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports, as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.

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

We estimate that approximately one-third of our sales directly depend upon the level of capital and operating expenditures in the oil and gas industry, including capital and other expenditures in connection with exploration, drilling, production, gathering, transportation, refining and processing operations. Demand for the products we distribute is sensitive to the level of exploration, development and production activity of, and the corresponding capital and other expenditures by, oil and gas companies. A material decline in oil or gas prices, inability to access capital, and consolidation within the industry could all depress levels of exploration, development and production activity and, therefore, could lead to a decrease in our sales due to curtailed capital and MRO expenditures.

If we are unable to maintain our relationships with our customers, it could have a material adverse effect on our financial results.

We rely on customers to purchase our industrial products. The number, size, business strategy and operations of these customers vary widely from market to market. Our success depends heavily on our ability to identify and respond to our customers’ needs.

In 2017, our ten largest customers accounted for approximately 38% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce their purchases from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any permanent exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2017, we sourced products from approximately 290 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2017 approximately 50% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

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

We operate in a highly competitive industry. We compete directly with national, regional and local providers of industrial products. Competition is primarily focused in the local service area and is generally based on product line breadth, quality, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing customers, as well as suppliers, could seek to compete with us by offering services similar to ours, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from economic conditions and the industry trend toward consolidation could adversely affect our growth and profit margins.

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

We are anticipating growth in the businesses we acquired in 2010 and in 2016. However, the Southern reporting unit had impairments of intangibles in 2013 and 2016 and the Southwest reporting unit had a goodwill impairment charge and impairment of intangibles in 2015 as they did not meet their financial objectives. Future goodwill and tradename impairments may result, should the acquired businesses not achieve their currently forecasted growth or profitability targets.

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

We import a relatively small but growing percentage of our wire and cable products, as well as a significant portion of our hardware products, from foreign manufacturers. Some recent U.S. tax reform proposals could, if enacted, increase the amount of tax paid on imported goods. In addition, the 2016 presidential and congressional elections have created uncertainty about future trade policies, treaties, government regulations and tariffs. Changes in import tariffs or other trade regulations, could have a negative impact on our cash flow, and require us to change our sourcing and supply chain strategies, and adversely affect our profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-one distribution centers strategically located throughout the United States with approximately 1,011,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters, and two facilities in Louisiana. All of the other facilities are leased, including three from third-party logistics providers. Eighteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	53	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing from April 2007 until May 2011.

Nicol G. Graham Chief Financial Officer, Treasurer and Secretary	65	Chief Financial Officer, Treasurer and Secretary since 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of January 5, 2018, there were 1,940 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below.

	High	Low
Year ended December 31, 2017:
First quarter	$8.05	$6.25
Second quarter	$7.05	$5.05
Third quarter	$6.25	$4.70
Fourth quarter	$7.30	$4.80

Year ended December 31, 2016:
First quarter	$7.33	$4.79
Second quarter	$7.71	$5.11
Third quarter	$6.28	$5.15
Fourth quarter	$7.30	$5.10

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016. At December 31, 2017, there was $9.2 million available under the program to repurchase stock.

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

Total return is based on an initial investment of $100 on January 1, 2013, and reinvestment of dividends.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We paid a quarterly cash dividend from August 2007 until August 2016. Our quarterly cash dividend from November 2015 through May 2016 was $0.06 per share. We paid a cash dividend of $0.03 per share in August 2016. The Board of Directors determined to suspend the regular dividend in November 2016, to redeploy funds for other purposes, including the Vertex acquisition. For the year ended December 31, 2016, cash dividends were $0.15 per share, resulting in total dividends paid of $2.5 million.

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$317,697	$261,644	$308,133	$390,011	$383,292
Cost of sales	245,035	208,694	242,223	304,073	298,633
Gross profit	72,662	52,950	65,910	85,938	84,659

Operating expenses:
Salaries and commissions	36,570	29,369	28,537	31,196	30,946
Other operating expenses	28,716	24,714	25,023	26,400	26,068
Depreciation and amortization	2,772	3,018	2,915	2,919	2,978
Impairment charge	—	2,384	3,417	—	7,562
Total operating expenses	68,058	59,485	59,892	60,515	67,554

Operating income (loss)	4,604	(6,535)	6,018	25,423	17,105
Interest expense	2,073	845	901	1,168	992

Income (loss) before income taxes	2,531	(7,380)	5,117	24,255	16,113
Income tax expense (benefit)	2,753	(1,374)	3,073	9,283	8,211

Net income (loss)	$(222)	$(6,006)	$2,044	$14,972	$7,902

Earnings (loss) per share:
Basic	$(0.01)	$(0.37)	$0.12	$0.85	$0.44
Diluted	$(0.01)	$(0.37)	$0.12	$0.85	$0.44

Weighted average common shares outstanding :
Basic	16,269,611	16,345,679	17,012,560	17,605,290	17,805,464
Diluted	16,269,611	16,345,679	17,067,593	17,683,931	17,900,372

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$—	$—	$—	$—
Accounts receivable, net	$57,396	$44,677	$46,250	$61,599	$60,408
Inventories, net	$88,115	$79,783	$75,777	$88,958	$96,107
Total assets	$194,039	$175,870	$159,113	$189,813	$196,175
Book overdraft (1)	$3,028	$3,181	$3,701	$3,113	$4,594
Total debt	$73,555	$60,388	$39,188	$53,847	$47,952
Stockholders’ equity	$90,744	$90,131	$100,001	$111,307	$110,694

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement accounts.

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

Overview

Since our founding 42 years ago, we have grown to be a large provider of industrial products to the U.S. market. Today, we serve approximately 9,000 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, marine construction and marine transportation, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage. Activity in the MRO market has been inconsistent, while the level of competition has increased.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality. Our revenue has been and will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuard™. The recent increased levels of economic activity and commodity prices have impacted sales and the level of demand.

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

Inventories

Inventories are valued at the lower of cost, using the average cost method, and net realizable value. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2017 would have resulted in a change in income before income taxes of $0.8 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent tradenames and customer relationships. Tradenames are not being amortized and are treated as indefinite-lived assets. Tradenames are tested for recoverability on an annual basis in October of each year, or when there is a triggering event. Before testing its indefinite-lived assets, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value is less than its carrying amount and whether an impairment test is required. The annual qualitative test for 2017 showed no indications of impairment. The Company assigns useful lives to its intangible assets based on the periods over which it expects the assets to contribute directly or indirectly to the future cash flows of the Company. Customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

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

Vendor Rebates

Many of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2017 would have resulted in a change in income before income taxes of $1.0 million for the year ended December 31, 2017.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2017, our goodwill balance was $22.4 million, representing 11.5% of our total assets.

The Company conducts impairment testing for goodwill annually in the fourth quarter of its fiscal year and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment.

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has four reporting units for this purpose. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.

The goodwill impairment test is a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, including discounted cash flow projections.

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

The annual goodwill impairment qualitative test was performed as of October 1, 2017, related to the Southern and Vertex reporting units. Based on the Company’s assessment of these tests, which compared current year to date performance to plan, the Company does not believe it is more-likely-than- not that the fair values of these reporting units are less than their respective carrying values. If there are future reductions in our market capitalization and market multiples, or the projected performance is not achieved, these reporting units could be at risk of failing the second step in the future.

Income Taxes

The Company determines deferred tax assets and liabilities based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law, making significant changes to the US Internal Revenue Code. The Company has made a reasonable estimate of the effects, including re-measurement on its existing deferred tax balances and re-evaluating the valuation allowance on the deferred tax assets not expected to be realized, as of December 31, 2017. The Company is still analyzing the Act and refining its calculations, which could potentially impact the measurement of the deferred tax balances. The Company is also assessing the impact of the provisions of the Act which do not apply until 2018.

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for part or all of the deferred tax assets. In determining the need for a valuation allowance on the Company’s deferred tax assets the Company places greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the balance sheet. The Company has considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance.

The Company establishes liabilities for estimated tax issues, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses.

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

Other Operating Expenses.   Other operating expenses include all payroll taxes, health insurance, travel expenses, public company expenses, advertising, management information system expenses, facility rent and all distribution expenses such as packaging, reels, and repair and maintenance of equipment and facilities.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2017, 2016 and 2015.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of sales	77.1%	79.8%	78.6%
Gross profit	22.9%	20.2%	21.4%

Operating expenses:
Salaries and commissions	11.5%	11.2%	9.3%
Other operating expenses	9.0%	9.4%	8.1%
Depreciation and amortization	0.9%	1.2%	0.9%
Impairment charge	0.0%	0.9%	1.1%
Total operating expenses	21.4%	22.7%	19.4%

Operating income (loss)	1.4%	(2.5)%	2.0%
Interest expense	0.7%	0.3%	0.3%
Income (loss) before income taxes	0.8%	(2.8)%	1.7%
Income tax expense (benefit)	0.9%	(0.5)%	1.0%

Net income (loss)	(0.1)%	(2.3)%	0.7%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of Years Ended December 31, 2017 and 2016

Sales

	Year Ended
	December 31,
(Dollars in millions)	2017	2016	Change
Sales	$317.7	$261.6	$56.1	21.4%

Our sales in 2017 increased $56.1 million or 21.4% from 2016. The increase in sales was primarily attributable to an increase in sales of $31.3 million, or 12.5%, together with the inclusion of a full year of Vertex’s sales, which was $24.7 million more than sales of Vertex included in the 2016 financial statements, following its acquisition on October 3, 2016. We estimate that higher metals prices in 2017 represented approximately 3% of the increase in sales. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 3%, while Maintenance, Repair, and Operations (MRO) sales increased 15%, as compared to 2016, including the impact of higher metals prices.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2017	2016	Change
Gross profit	$72.7	$53.0	$19.7	37.2%
Gross profit as a percent of sales	22.9%	20.2%

Gross profit increased $19.7 million or 37.2% from 2016. The increase was primarily attributable to the increase in sales, including a full year of Vertex’s sales, higher product margins and the higher margins generated by Vertex.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2017	2016	Change
Operating expenses:
Salaries and commissions	$36.6	$29.4	$7.2	24.5%
Other operating expenses	28.7	24.7	4.0	16.2%
Depreciation and amortization	2.8	3.0	(0.2)	(8.2)%
Impairment charge	—	2.4	(2.4)	(100.0)%
Total operating expenses	$68.1	$59.5	$8.6	14.4%

Operating expenses as a percent of sales	21.4%	22.7%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased $7.2 million or 24.5%, which included Vertex’s salaries and commissions for a full year, an increase in commissions due to higher sales and profitability and higher distribution labor costs due to higher activity levels.

Other Operating Expenses. Other operating expenses increased $4.0 million or 16.2%, which included operating expenses of Vertex for a full year and additional warehouse distribution expenses as sales increased.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $2.8 million in 2017 from $3.0 million in 2016.

Impairment Charge. The Company recorded a non-cash impairment charge in 2016 with respect to goodwill at its HWC reporting unit and tradenames at its Southern Wire reporting unit. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales decreased to 21.4% in 2017 from 22.7% in 2016. This decrease primarily relates to the leverage obtained from increased sales, which rose at a higher rate, and the absence of an impairment charge in 2017.

Interest Expense

Interest expense increased 145.3% to $2.1 million in 2017 from $0.8 million in 2016 due to higher average debt primarily as a result of borrowing to finance the Vertex acquisition. Average debt was $71.8 million in 2017 compared to $40.0 million in 2016. The average effective interest rate increased to 2.8% in 2017 from 2.0% in 2016.

Income Tax

We recorded an income tax charge of $2.8 million in 2017, compared to an income tax benefit of $1.4 million in 2016. The effective income tax rate was 108.8% in 2017 compared to an income tax benefit of 18.6% in 2016. The 2017 tax rate included 41.0% in respect of a valuation allowance on our net deferred tax assets, 15.2% for stock compensation expense and a 12.9% charge for deferred tax assets in respect of the tax reform rate change.

Net Loss

We sustained a net loss of $0.2 million in 2017 compared to a net loss of $6.0 million in 2016.

Comparison of Years Ended December 31, 2016 and 2015

Sales

	Year Ended
	December 31,
(Dollars in millions)	2016	2015	Change
Sales	$261.6	$308.1	$(46.5)	(15.1)%

Our sales in 2016 decreased 15.1% to $261.6 million from $308.1 million in 2015. We estimate that lower metals prices in 2016 resulted in approximately 8% of the decrease in sales from 2015. In addition, we estimate that our project business, which targets end markets and encompassing Environmental Compliance, Engineering & Construction, Industrials, LifeGuard™, Utility Power Generation, and Mechanical Wire Rope, was down approximately 34% from 2015, while MRO sales fell approximately 1% from 2015 including, in each case, the impact of lower metals prices.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2016	2015	Change
Gross profit	$53.0	$65.9	$(13.0)	(19.7)%
Gross profit as a percent of sales	20.2%	21.4%

Gross profit decreased 19.7% to $53.0 million in 2016 from $65.9 million in 2015. The decrease in gross profit was primarily attributable to the decrease in sales. Gross margin decreased to 20.2% in 2016 from 21.4% in 2015 primarily due to continued competitive market conditions.

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

Impairment Charge. The Company recorded a non-cash impairment charge in 2016 with respect to goodwill at its HWC reporting unit and tradenames at its Southern Wire reporting unit. The Company recorded a non-cash impairment charge in 2015 with respect to goodwill at its Southwest reporting unit and in respect of tradenames at its Southern and Southwest reporting units. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 22.7% in 2016 from 19.4% in 2015. This increase primarily relates to the decrease in sales which fell at a higher rate than total operating expenses.

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

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. We estimate increasing metal prices positively impacted sales by approximately 3% in 2017. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, and other general corporate purposes, including acquisitions. We have currently suspended purchases under our stock repurchase program and the payment of a dividend. Our primary sources of working capital are cash from operations supplemented by bank borrowings.

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

Comparison of Years Ended December 31, 2017 and 2016

Our net cash used in operating activities was $11.3 million compared to net cash provided by operating activities of $17.2 million in 2016. We had a net loss of $0.2 million in 2017 compared to net loss of $6.0 million in 2016.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $16.7 million in 2017. Accounts receivable increased $12.7 million, primarily due to increased sales in 2017. Inventories increased $7.9 million in alignment with the increase in sales volume. Partially offsetting these uses of cash was the increase in accrued and other current liabilities of $3.6 million primarily due to increased customer volume discounts.

Net cash used in investing activities was $1.6 million in 2017 compared to $33.7 million in 2016. The decrease from the prior year was primarily due to the Vertex acquisition in October 2016.

Net cash provided by financing activities was $12.9 million in 2017 compared to $16.4 million in 2016. Net borrowings under our revolver of $13.2 million to fund higher working capital requirements and the purchase of treasury stock of $0.2 million were the main components of financing activities in 2017.

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

Indebtedness

Our principal source of liquidity at December 31, 2017 was working capital of $119.6 million compared to $102.1 million at December 31, 2016. We also had available borrowing capacity under our loan agreement in the amount of $23.0 million at December 31, 2017 and $25.6 million at December 31, 2016. The decrease in availability is primarily due to additional working capital requirements.

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

Loan and Security Agreement

On October 3, 2016, in connection with the Vertex acquisition, we entered into a First Amendment (the “Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement with Bank of America, N.A. as agent and lender (the “2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which, starting April 1, 2017, is being amortized quarterly over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances we may request an increase in the commitment by an additional $50 million. Borrowings under the 2015 Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or LIBOR for a 30-day interest period plus 150 basis points, if a base rate loan. The unused commitment fee is 25 basis points. Availability under the 2015 Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The 2015 Loan Agreement is secured by substantially all of our property, other than real estate.

Covenants in the 2015 Loan Agreement require us to maintain certain minimum financial ratios and/or availability levels. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2017, we met the availability-based covenant.

Contractual Obligations

The following table describes our cash commitments to settle contractual obligations as of December 31, 2017.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Loans payable	$73,555	$—	$73,555	$—	$—
Operating lease obligations	14,484	3,631	5,460	4,924	469
Non-cancellable purchase obligations (1)	61,827	61,827	—	—	—
Total	$149,866	$65,458	$79,015	$4,924	$469

(1)	These obligations reflect purchase orders outstanding with manufacturers as of December 31, 2017. We believe that some of these obligations may be cancellable upon negotiation with our vendors, but we are treating these as non-cancellable for this disclosure due to the absence of an express cancellation right.

Capital Expenditures

We made capital expenditures of $1.8 million, $1.3 million and $3.1 million in the years ended December 31, 2017, 2016 and 2015, respectively. The 2015 expenditures included amounts of $1.9 million to complete the renovation and build out of the facility purchased in 2013 which was used to consolidate the Southwest operations in Houston, Texas in 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases.

Financial Derivatives

We have no financial derivatives.

Market Risk Management

We are exposed to market risks arising from changes in market prices, including movements in interest rates and commodity prices.

Interest Rate Risk

Borrowings under our 2015 Loan Agreement bear interest at variable interest rates and therefore are sensitive to changes in the general level of interest rates. At December 31, 2017, the weighted average interest rate on our $73.6 million of variable interest debt was approximately 3.2%.

While our variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on December 31, 2017 borrowing levels, a 1.0% change in the applicable interest rates would have a $0.7 million effect on our annual interest expense.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

26

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
Houston, Texas
March 16, 2018

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share data)

Assets
Current assets:
Accounts receivable, net	$57,396	$44,677
Inventories, net	88,115	79,783
Income taxes	449	1,948
Prepaids	1,938	570
Total current assets	147,898	126,978

Property and equipment, net	11,355	11,261
Intangible assets, net	12,015	13,378
Goodwill	22,353	22,770
Deferred income taxes	—	892
Other assets	418	591
Total assets	$194,039	$175,870

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,028	$3,181
Trade accounts payable	8,449	8,406
Accrued and other current liabilities	16,823	13,248
Total current liabilities	28,300	24,835

Debt	73,555	60,388
Deferred income taxes	414	—
Other long-term obligations	1,026	516
Total liabilities	103,295	85,739

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,491,181 and 16,457,525 shares outstanding at December 31, 2017 and 2016, respectively	21	21
Additional paid-in capital	54,006	53,824
Retained earnings	97,336	97,550
Treasury stock	(60,619)	(61,264)
Total stockholders’ equity	90,744	90,131

Total liabilities and stockholders’ equity	$194,039	$175,870

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)

Sales	$317,697	$261,644	$308,133
Cost of sales	245,035	208,694	242,223
Gross profit	72,662	52,950	65,910

Operating expenses:
Salaries and commissions	36,570	29,369	28,537
Other operating expenses	28,716	24,714	25,023
Depreciation and amortization	2,772	3,018	2,915
Impairment charge	—	2,384	3,417
Total operating expenses	68,058	59,485	59,892

Operating income (loss)	4,604	(6,535)	6,018
Interest expense	2,073	845	901
Income (loss) before income taxes	2,531	(7,380)	5,117
Income tax expense (benefit)	2,753	(1,374)	3,073
Net income (loss)	$(222)	$(6,006)	$2,044

Earnings (loss) per share:
Basic	$(0.01)	$(0.37)	$0.12
Diluted	$(0.01)	$(0.37)	$0.12

Weighted average common shares outstanding:
Basic	16,269,611	16,345,679	17,012,560
Diluted	16,269,611	16,345,679	17,067,593

Dividends declared per share	$—	$0.15	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2014	20,988,952	$21	$54,871	$111,233	(3,480,937)	$(54,818)	$111,307
Net income	—	—	—	2,044	—	—	2,044
Exercise of stock options, net	—	—	(48)	—	4,125	59	11
Repurchase of treasury shares	—	—	—	—	(865,922)	(6,858)	(6,858)
Excess tax deficiency	—	—	(40)	—	—	—	(40)
Amortization of unearned stock compensation	—	—	886	—	—	—	886
Impact of forfeited awards	—	—	664	—	(52,128)	(784)	(120)
Impact of released vested restricted stock units	—	—	(224)	—	14,946	224	—
Issuance of restricted stock awards	—	—	(1,488)	—	103,590	1,488	—
Dividends on common stock	—	—	—	(7,229)	—	—	(7,229)

Balance at December 31, 2015	20,988,952	21	54,621	106,048	(4,276,326)	(60,689)	100,001
Net loss	—	—	—	(6,006)	—	—	(6,006)
Repurchase of treasury shares	—	—	—	—	(376,860)	(2,228)	(2,228)
Amortization of unearned stock compensation	—	—	856	—	—	—	856
Impact of forfeited awards	—	—	387	—	(28,295)	(387)	—
Impact of released vested restricted stock units	—	—	(284)	—	20,416	284	—
Issuance of restricted stock awards	—	—	(1,756)	—	129,638	1,756	—
Dividends on common stock	—	—	—	(2,492)	—	—	(2,492)

Balance at December 31, 2016	20,988,952	21	53,824	97,550	(4,531,427)	(61,264)	90,131
Net loss	—	—	—	(222)	—	—	(222)
Repurchase of treasury shares	—	—	—	—	(27,156)	(177)	(177)
Amortization of unearned stock compensation	—	—	1,004	—	—	—	1,004
Impact of forfeited awards	—	—	361	—	(26,707)	(361)	—
Impact of released vested restricted stock units	—	—	(372)	—	27,519	372	—
Issuance of restricted stock awards	—	—	(811)	—	60,000	811	—
Dividend accrual reversal	—	—	—	8	—	—	8
Balance at December 31, 2017	20,988,952	$21	$54,006	$97,336	(4,497,771)	$(60,619)	$90,744

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net income (loss)	$(222)	$(6,006)	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	—	2,384	3,417
Depreciation and amortization	2,772	3,018	2,915
Amortization of unearned stock compensation	1,176	856	886
Provision for doubtful accounts	68	285	97
Provision (reversal) for inventory obsolescence	34	93	397
Deferred income taxes	1,314	6	(485)
Other non-cash items	222	(116)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(12,719)	4,019	15,352
Inventories	(7,942)	10,483	12,784
Book overdraft	(153)	(517)	588
Trade accounts payable	38	896	(1,613)
Accrued and other current liabilities	3,571	2,587	(3,557)
Income taxes	1,499	(1,016)	(713)
Prepaid expenses	(1,368)	124	(83)
Other operating activities	368	147	(141)
Net cash (used in) provided by operating activities	(11,342)	17,243	31,829

Investing activities
Expenditures for property and equipment	(1,769)	(1,319)	(3,123)
Proceeds from disposals of property and equipment	8	5	8
Cash refunded (paid) for acquisition	193	(32,370)	—
Net cash used in investing activities	(1,568)	(33,684)	(3,115)

Financing activities
Borrowings on revolver	333,301	302,898	310,366
Payments on revolver	(320,133)	(281,698)	(325,025)
Proceeds from exercise of stock options	—	—	11
Payment of dividends	(81)	(2,495)	(7,172)
Purchase of treasury stock	(177)	(2,264)	(6,894)
Net cash provided by (used in) financing activities	12,910	16,441	(28,714)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—
Supplemental disclosures
Cash paid during the year for interest	$1,961	$728	$900
Cash paid during the year for income taxes	$64	$233	$4,278

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, HWC Wire & Cable Company, Advantage Wire & Cable and Cable Management Services Inc., provides industrial products to the U.S. market through twenty-one locations in fourteen states throughout the United States. In 2010, the Company purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”) and subsequently merged them into the Company’s operating subsidiary. On October 3, 2016, the Company purchased Vertex Corporate Holdings, Inc. and its subsidiaries (“Vertex”). The Company has no other business activity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the reserve for returns and allowances, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

Earnings (loss) per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of option and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2017	2016	2015
Denominator:
Weighted average common shares for basic earnings per share	16,269,611	16,345,679	17,012,560
Effect of dilutive securities	—	—	55,033
Denominator for diluted earnings per share	16,269,611	16,345,679	17,067,593

The Company calculates earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities”, as discussed in Note 9, and therefore, these participating securities are treated as a separate class in computing earnings per share. Stock awards to purchase 808,391, 685,054 and 643,738 shares of common stock were not included in the diluted net income (loss) per share calculation for 2017, 2016 and 2015, respectively, as their inclusion would have been anti-dilutive.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $0.2 million at December 31, 2017 and 2016, and a reserve for returns and allowances of $0.4 million and $0.2 million at December 31, 2017 and 2016, respectively. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$151	$132	$139
Bad debt expense	68	285	97
Write-offs, net of recoveries	(47)	(266)	(104)
Balance at end of year	$172	$151	$132

Inventories

Inventories are carried at the lower of cost, using the average cost method, and net realizable value and consist primarily of goods purchased for resale, less a reserve for obsolescence and unusable items and unamortized vendor rebates. The reserve for inventory is based upon a number of factors, including the experience of the purchasing and sales departments, age of the inventory, new product offerings, and other factors. The reserve for inventory may periodically require adjustment as the factors identified above change. The inventory reserve was $3.9 million and $4.4 million at December 31, 2017 and 2016, respectively.

The following table summarizes the changes in the inventory reserves for the past three years:

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$4,366	$4,829	$4,478
Provision for inventory write-downs	34	93	397
Deduction for inventory write-offs	(475)	(556)	(46)
Balance at end of year	$3,925	$4,366	$4,829

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

Total depreciation expense was approximately $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2017, the goodwill balance was $22.4 million, representing 11.5% of the Company’s total assets.

The Company conducts impairment testing for goodwill annually in the fourth quarter of its fiscal year and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment.

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has four reporting units for this purpose. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.

Intangibles

Intangible assets, from the acquisition of Southwest and Southern in 2010 and the acquisition of Vertex in October 2016, consist of customer relationships and tradenames. The customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. If the undiscounted cash flows were less than the carrying value, then the intangible assets would be written down to their fair value. Tradenames have an indefinite life and are not being amortized and are tested for impairment on an annual basis.

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

Segment Reporting

The Company operates in a single operating and reportable segment, sales of industrial products, including electrical and mechanical wire and cable, industrial fasteners, hardware and related services to the U.S. market. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM makes operational and resource decisions based on company-wide sales and margin performance compared to the established strategic goals of the Company.

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

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales, and freight charges are included as a component of cost of sales.

Credit Risk

No single customer accounted for 10% or more of the Company’s sales in 2017, 2016 or 2015. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $0.5 million for the year ended December 31, 2017 and $0.4 million for each of the years ended December 31, 2016 and 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2017. The Company will adopt this ASU effective January 1, 2018 using the modified retrospective method. The Company has substantially completed its evaluation and has concluded that the adoption of this ASU does not materially change the timing of our revenue recognition and does not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms and conditions of a share-based payment award, require the application of modification accounting. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company is still reviewing the implications of this ASU, but based on current information, does not believe that the adoption will have a material impact on its results of operations.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company has concluded that the adoption of this ASU will not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendment in this ASU provides final guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. ASU No. 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting, as well as the timing of when it will adopt, this ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a lease liability and a right-to-use asset for leases greater than one year, both financing and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. This guidance will apply beginning January 2019, which is when the Company plans to adopt this ASU. The Company expects the adoption of this ASU will lead to a material increase in the assets and liabilities recorded on its Consolidated Balance Sheet.

Stock-Based Compensation

Stock options issued under the Company’s 2006 stock plan have an exercise price equal to the fair value of the Company’s stock on the grant date. Restricted stock awards, units and cash awards are valued at the closing price of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s stock-based compensation expense is included in salaries and commissions expense in the accompanying consolidated statements of operations.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some or all of the deferred tax assets. In determining the need for a valuation allowance on the Company’s deferred tax assets the Company places greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the balance sheet. The Company has considered taxable income in prior carryback years future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance.

2.	Business Combination

On October 3, 2016, the Company completed the acquisition of Vertex from DXP Enterprises. The acquisition has been accounted for in accordance with ASC Topic 805, Business Combinations. Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Vertex is a master distributor of industrial fasteners, specializing in corrosion resistant and specialty alloy inch and metric threaded fasteners, rivets, and hose clamps, to the industrial market. Under the terms of the acquisition agreement, the purchase price was $32.3 million, subject to an adjustment based on the net working capital of Vertex as of the date of closing. On May 2, 2017, the Company and DXP Enterprises finalized the working capital adjustment resulting in a final purchase price of $32.2 million. The Company treated the acquisition as a stock purchase for tax purposes. The amount of goodwill deductible for tax purposes is $1.0 million. The acquisition was funded by borrowing under the Company’s loan agreement. This acquisition expanded the Company’s product offerings to the industrial marketplace that purchases its wire and cable products.

During the third quarter 2017, the Company finalized its analysis of assets acquired and liabilities assumed, including accounts receivable, inventories and leases. The following table summarizes the final fair value of the acquired assets and assumed liabilities recorded as of the date of acquisition:

At October 3, 2016
(In thousands)
Cash	$3
Accounts receivable	2,874
Inventories	15,006
Prepaids	46
Property and equipment	59
Intangibles	9,161
Goodwill	9,849
Other assets	116
Total assets acquired	37,114

Trade accounts payable	1,134
Accrued and other current liabilities	1,051
Long-term obligation	320
Deferred income taxes	2,432
Total liabilities assumed	4,937

Net assets purchased	$32,177

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

Intangible assets acquired consist of customer relationships - $7.0 million and trade names - $2.1 million. Trade names are not being amortized, while customer relationships are being amortized over a 9 year useful life. As of December 31, 2017, accumulated amortization on the acquired intangible assets was $1.0 million, and amortization expense for the year ended December 31, 2017 was $0.8 million. Amortization expense to be recognized on the acquired intangible assets is expected to be $0.8 million per year in 2018 through 2024 and $0.6 million in 2025.

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

The long-term obligation represents the unfavorable lease terms relative to market, and is being amortized over the remaining term of the lease, which was 66 months at December 31, 2017.

Under ASC Topic 805-10, acquisition-related costs (e.g. legal, valuation and advisory) are not included as a component of consideration paid, but are accounted for as operating expenses in the periods in which the costs are incurred. For the year ended December 31, 2016, the Company incurred $0.9 million of acquisition-related costs, which were recorded in other operating expenses on the statement of operations. In the year ended December 31, 2017 no acquisition-related costs were incurred.

3.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2017	2016
	(In thousands)
Land	$2,476	$2,476
Buildings	8,207	8,105
Machinery and equipment	14,165	12,934
	24,848	23,515
Less accumulated depreciation	13,493	12,254
Total	$11,355	$11,261

Intangible assets

Intangible assets consist of:

	At December 31,
	2017	2016
	(In thousands)
Tradenames	$5,996	$5,996
Customer relationships	18,620	18,620
	24,616	24,616
Less accumulated amortization:
Tradenames	—	—
Customer relationships	12,601	11,238
	12,601	11,238

Total	$12,015	$13,378

Intangible assets include customer relationships which are being amortized over 7 to 9 year useful lives. The weighted average amortization period for intangible assets is 8.0 years. Tradenames have an indefinite life and are not amortized; however, they are tested annually for impairment. As of December 31, 2017, accumulated amortization on the acquired intangible assets was $12.6 million, and amortization expense was $1.4 million in the year ended December 31, 2017, $1.7 million in the year ended December 31, 2016 and $1.8 million in the year ended December 31, 2015. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
(In thousands)
2018	$777
2019	777
2020	777
2021	777
2022	777
2023	777
2024	777
2025	583

Goodwill

	At December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$22,770	$25,082
Current year acquisitions	—	10,266
	22,770	35,348

Less accumulated impairment losses	—	12,578
Less purchase price adjustment	417	—
Balance at end of year	$22,353	$22,770

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2017	2016
	(In thousands)
Customer rebates	$5,648	$3,343
Payroll, commissions, and bonuses	3,056	1,783
Accrued inventory purchases	4,796	4,268
Property taxes	943	1,243
Freight	318	514
Other	2,062	2,097
Total	$16,823	$13,248

4.	Impairment of Goodwill and Intangibles

The annual goodwill and intangibles impairment qualitative test was performed as of October 1, 2017 for the Southern, Southwest and Vertex reporting units. This qualitative test, which compared current year-to-date performance to plan, indicated that it was more likely than not that goodwill and the intangibles were not impaired. If there are future reductions in our market capitalization and market multiples, or a unit’s projected performance is not achieved, a reporting unit could be at risk of failing the second step in the future.

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

Step two of the impairment analysis measured the impairment charge by allocating the HWC reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculated implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination and recording the deferred tax impact. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill was recorded as an impairment loss.

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

The fair values for goodwill and tradenames (indefinite-lived intangible assets) were both determined using a Level 3 measurement approach. The Level 3 value of all of the Company’s tradenames at June 30, 2016 was $4.5 million.

The Company is still anticipating significant growth in the businesses acquired in 2010 and in 2016, but if this growth is not achieved, further goodwill impairments may result.

5.	Debt

On October 3, 2016, in connection with the Vertex acquisition, HWC Wire & Cable Company , the Company, Vertex, and Bank of America, N.A., as agent and lender, entered into a First Amendment (the “Loan Agreement Amendment”) amending the Fourth Amended and Restated Loan and Security Agreement (the “2015 Loan Agreement”). The Loan Agreement Amendment adds Vertex as borrower (and lien grantor) and provides the terms for inclusion of Vertex’s eligible accounts receivable and eligible inventory in the borrowing base for the 2015 Loan Agreement. The 2015 Loan Agreement was expanded to include incremental availability on eligible accounts receivable and inventory up to $5 million, which, starting April 1, 2017, is being amortized quarterly over two and a half years. The 2015 Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and/or minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At December 31, 2017, the Company was in compliance with the availability-based covenants governing its indebtedness.

The Company’s borrowings at December 31, 2017 and 2016 were $73.6 million and $60.4 million, respectively. The weighted average interest rates on outstanding borrowings were 3.2% and 2.4% at December 31, 2017 and 2016, respectively.

During 2017, the Company had an average available borrowing capacity of approximately $24.0 million. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2017, the Company had available borrowing capacity of $23.0 million under the terms of the 2015 Loan Agreement. During each of the three years ended December 31, 2017, the Company paid, $0.1 million, $0.2 million and $0.2 million, respectively, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

(In thousands)
2017	$—
2018	—
2019	—
2020	73,555
Total	$73,555

6.	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (“the Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. The major provisions include a corporate tax rate decrease from 35% to 21%, effective for years beginning after December 31, 2017, and changes in business-related exclusions and deductions.

As a result of the reduction in the U.S. corporate tax rate, the Company re-measured its deferred income tax balances at December 31, 2017. The Company has recorded a best estimate of the impact of the Act in the year-end income tax provision and as a result has recorded provisional income tax expense of $0.3 million in the fourth quarter of 2017, the period in which the legislation was enacted.

At December 31, 2017, the Company has not completed its accounting for the tax effects of the Act; however, for certain items, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company is still analyzing the Act and refining its calculations, which could potentially impact the measurement of the tax balances. The Company is also assessing the impact of the provisions of the Act which do not apply until 2018. Any subsequent adjustment to these estimates will be included in the current tax expense of future periods.

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$1,280	$(1,285)	$3,166
State	159	(95)	392
Total current	1,439	(1,380)	3,558

Deferred:
Federal	1,259	13	(436)
State	55	(7)	(49)
Total deferred	1,314	6	(485)

Total	$2,753	$(1,374)	$3,073

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income (loss) before taxes is as follows:

	Year Ended December 31,
	2017	2016	2015

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	1.7	4.1
Impairment, non-deductible portion	—	(6.6)	20.0
Share-based compensation	15.2	(9.0)	3.7
Non-deductible items	4.6	(3.9)	3.0
Valuation allowance	41.0	—	—
Tax reform rate change	12.9	—	—
Other	(4.1)	1.4	(5.7)
Total effective tax rate	108.8%	18.6%	60.1%

The share-based compensation resulted in incremental income tax expense, because the grant date fair value of share-based payments exceeded the actual tax deductions realized, either upon exercise or vesting or due to forfeitures. Any future net deficits arising from stock-based compensation transactions will result in incremental income tax expense, and will likely negatively impact the effective tax rate. In 2015, the other credit includes the impact of over accruals of both federal and state taxes in earlier years. The current year tax charge included $1.0 million for the impact of the valuation allowance.

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Uniform capitalization adjustment	$1,272	$1,420
Inventory valuation	1,334	2,496
Accounts receivable valuation	51	159
Stock compensation expense	725	1,368
Property and equipment	62	145
Other	134	96
Total deferred tax assets	3,578	5,684

Deferred tax liabilities
Goodwill	460	393
Intangibles	2,385	4,211
Other	109	188
Total deferred tax liabilities	2,954	4,792

Less: Valuation allowance	1,038	—
Net deferred tax (liabilities)/assets	$(414)	$892

The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, the Company considers all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some or all of their deferred tax assets. In determining the need for a valuation allowance on the Company’s deferred tax assets the Company places greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the balance sheet. The Company has considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance. If the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.  Due to the level of losses incurred in 2016, management believes that it is more-likely-than-not that the Company would not be able to realize all of the benefits of its deferred tax assets and accordingly recognized a valuation allowance of $1.0 million for the year ended December 31, 2017.

The Company does not have any unrecognized tax benefits recorded at December 2017, 2016 and 2015. The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2017, 2016 and 2015, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2013 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Under the terms of the 2006 Stock Plan, the Company acquired 27,156 shares and 10,040 shares that were surrendered by the holders to pay withholding taxes in 2017 and 2016, respectively.

The Company paid a quarterly cash dividend from August 2007 until August 2016, resulting in aggregate dividends in 2016 and 2015 of $2.5 million and $7.2 million, respectively.

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

Defined Contribution Plan

The Company maintains a combination profit-sharing plan and salary deferral plan for the benefit of its employees who are not covered by a collective bargaining agreement. Employees who are eligible to participate in the plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits U.S. of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company matches 100% of the first 1% of the employee’s contribution. The Company’s match for the years ended December 31, 2017, 2016 and 2015 was $0.2 million for each year.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for those current and former employees at its Vertex location in Attleboro, Massachusetts who are subject to a collective bargaining agreement under the PFI Union. Currently, there are fifteen active employees, fourteen retired and eight terminated employees, covered by the plan.

The benefit provisions to participants of the defined benefit plan are calculated based on the number of years of service and an annual negotiated plan benefit per year of service. Annual compensation (or future compensation increases) is not used in calculating the benefit or future plan contributions.

It is the Company’s policy to fund amounts for pensions sufficient to meet the minimum funding requirements set forth in applicable employee benefit laws, which currently approximate the benefit payments made each year. A total contribution of less than $0.1 million was made during the year.

The current projected benefit obligation as of December 31, 2017 is $1.0 million. The discount rate used to determine the projected benefit obligation was 3.77%.

The Company’s investment policy is to maximize the expected return for an acceptable level of risk. The expected long-term rate of return on plan assets, which was 5%, is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. As of December 31, 2017, the target asset allocations for the defined benefit plan were 69% equity securities and 31% debt securities.

The fair value of the assets of the defined benefit plan as of December 31, 2017 was $1.1 million, which consisted of $0.8 million of equity mutual funds and $0.3 million of fixed income – corporate bonds. The plan assets are all classified as Level 1 and as such have readily observable prices and therefore a reliable fair market value.

The Company expects to contribute approximately $0.1 million to the defined benefit plan in 2018 and expects the annual benefit payments to be approximately $0.1 million per year.

9.	Incentive Plans

On August 4, 2017, the Board of Directors approved the Houston Wire & Cable Company 2017 Stock Plan (the “2017 Plan”). The 2017 Plan provides for discretionary grants of stock options, stock awards, stock units and stock appreciation rights (SARs) to employees and directors up to a total of 1,000,000 shares. Shares issuable under the 2017 Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2017 Plan expires, terminates or is forfeited or cancelled for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to the Company or withheld by the Company on behalf of a participant as payment for the award (including the exercise price of a stock option or SAR) or as payment for any withholding taxes due in connection with the award, or that are purchased by the Company with proceeds received from a stock option exercise, will not again be available for issuance. The 2017 Plan’s purpose is to attract and retain outstanding individuals as employees and directors of the Company and its subsidiaries and to provide them with additional incentive to expand and improve the Company's profits by giving them the opportunity to acquire or increase their proprietary interest in the Company. The Company will submit the 2017 Plan for approval by stockholders at the 2018 Annual Meeting.

The 2017 Plan succeeded the Company’s 2006 Stock Plan (the “2006 Plan”), which expired on May 1, 2017. The types of equity awards previously authorized under the 2006 Plan did not significantly differ from those permitted under the 2017 Plan.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2017 or 2016.

All granted stock options have vested, with the last grant having an expiration date of December 20, 2021. The following summarizes stock option activity and related information:

	2017
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding—Beginning of year	314	$13.85	$—	3.28
Granted	—	—
Exercised	—	—
Forfeited	(48)	12.89
Expired	(43)	18.89
Outstanding—End of year	223	13.10	$—	2.84
Exercisable—End of year	223	13.10	$—	2.84
Weighted average fair value of options granted during 2017	$—
Weighted average fair value of options granted during 2016	$—
Weighted average fair value of options granted during 2015	$—

There was no excess tax benefit for the years ended December 31, 2017, 2016 and 2015.

There were no options exercised in the years ended December 31, 2017 and 2016. The total intrinsic value of options exercised during the year ended December 31, 2015 was less than $0.1 million. There is no intrinsic value of options outstanding and exercisable as of December 31, 2017 as the closing stock price at the end of 2017 creates a negative intrinsic value.

The total grant-date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.3 million and $0.1 million, respectively.

Restricted Stock Awards, Restricted Stock Units and Cash Awards

Liability (cash) awards

Following the Annual Meeting of Stockholders on May 5, 2017, the Company approved the award of restricted stock units with a value of $60,000 to each non-employee director who was elected or re-elected, for an aggregate of 37,500 restricted stock units. Issuance of the restricted stock unit awards was subject to adoption of the 2017 Plan, as the Company’s 2006 Stock Plan expired on May 1, 2017. Each award of restricted stock units will vest at the date of the 2018 Annual Meeting of Stockholders. In addition, on August 4, 2017, the Company approved the award of 7,653 restricted stock units with a value of $45,000 to a newly elected non-employee director. Until the 2017 Plan has been approved by the Company’s stockholders, each restricted stock unit entitles the non-employee director to receive, at such time as the director’s service on the board terminates for any reason, a cash payment equal to the market value of one share of the Company’s common stock, together with dividend equivalents from the date of grant, at the time of payment. Following stockholder approval of the 2017 Plan, instead of such cash payment each non-employee director will be entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason. At the time the awards vest, they will represent the right to receive shares of common stock.

On August 4, 2017, the Company approved an award of restricted stock units with a value of $50,000 to a new member of senior management, based on the closing price on the date of grant. These units vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is still employed by the Company. Assuming the stockholders approve the Plan at the 2018 Annual Meeting, upon vesting each restricted stock unit will entitle the recipient to receive one share of the Company’s common stock, together with dividend equivalents from the date of grant.

On December 11, 2017, the Board of Directors granted to the Company’s President and CEO 46,154 restricted stock units and an additional 46,154 performance stock units. The restricted stock units vest in equal thirds on December 11, 2018, 2019 and 2020. The performance stock units will vest on December 31, 2020 based on the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related units vest and are settled.

In addition, on December 11, 2017, the Board of Directors also granted $330,000 of restricted stock units to members of management. These units vest in one third increments, on the third, fourth and fifth anniversaries of the date of grant, as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related units vest and are settled.

Until the 2017 Plan has been approved by the Company’s stockholders, each restricted stock unit may be settled only in cash. Following stockholder approval of the 2017 Plan, instead of a cash payment, upon vesting of a restricted stock unit, the recipient will be entitled to receive shares of the Company’s common stock.

As long as they can be settled only in cash, the awards discussed above are liability awards and are required to be fair valued every quarter and any difference accounted for in the statement of operation. The fair value of these awards is $0.2 million as of December 31, 2017.

Equity awards

On January 30, 2017, the Board of Directors granted to the Company’s President and CEO 60,000 voting shares of restricted stock and performance stock units with respect to an additional 40,000 shares of common stock under the 2006 Plan. The 60,000 shares of restricted stock vest in one-third increments on January 30, 2018, December 19, 2018 and December 19, 2019, in each case as long as the recipient is then employed by the Company. The performance stock units vest on December 31, 2019 based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as the recipient is then employed by the Company, and upon vesting will be settled in shares of the Company’s common stock. Any dividends declared will be accrued and paid if and when the related shares or units vest.

Restricted common shares and restricted stock units are measured at fair value on the date of grant based on the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years, based on the number of awards that vest.

The following summarizes restricted stock activity for the year ended December 31, 2017:

	2017
	Shares		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested —Beginning of year	299	$7.88	36	$7.04
Granted	60	7.50	40	7.50
Vested	(94)	9.02	(36)	7.04
Cancelled/Forfeited	(27)	7.94	—	—
Expired	—	—	—	—
Non-vested —End of year	238	$7.33	40	$7.50

Total stock-based compensation cost was $1.2 million for the year ended December 31, 2017, of which $1.0 million was for equity awards and $0.2 million was for liability awards, and $0.9 million for each of the years ended December 31, 2016 and 2015. Total income tax benefit recognized for equity awards stock-based compensation arrangements was $0.2 million for the year ended December 31, 2017 and $0.3 million for each of the years ended December 31, 2016 and 2015.

As of December 31, 2017, there was $2.2 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, of which $1.3 million was for equity awards and $0.9 million was for liability awards. The cost for equity and liability awards is expected to be recognized over a weighted average period of approximately 28 months and 38 months, respectively.

10.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $3.5 million in 2017, $2.6 million in 2016 and $2.5 million in 2015.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2017:

(In thousands)
2018	$3,631
2019	3,058
2020	2,401
2021	2,133
2022	1,955
Thereafter	1,306
Total minimum lease payments	$14,484

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $61.8 million at December 31, 2017.

As part of the acquisition of Southwest and Southern in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at December 31, 2017 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

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

None.

12.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2017. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2017
	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$82,146		$81,196	$75,646	$78,709
Gross profit	$20,843		$18,570	$16,318	$16,931
Operating income (loss)	$2,969		$2,047	$(162)	$(250)
Net income (loss)	$1,996		$(1,711)	$(54)	$(453)
Earnings (loss) per share:
Basic	$0.12	(1)	$(0.11)	$(0.00)	$(0.03)
Diluted	$0.12	(1)	$(0.11)	$(0.00)	$(0.03)

	Year Ended December 31, 2016
	Fourth Quarter		Third Quarter	Second Quarter		First Quarter
	(in thousands, except per share data)

Sales	$69,257		$65,222	$62,454		$64,711
Gross profit	$15,076		$12,045	$12,430		$13,399
Operating income (loss)	$(1,630	)(2)	$(1,804)	$(3,062	)(3)	$(39)
Net income (loss)	$(1,826	)(2)	$(1,439)	$(2,557	)(3)	$(184)
Earnings (loss) per share:
Basic	$(0.11	)(2)	$(0.09)	$(0.16	)(3)	$(0.01)
Diluted	$(0.11	)(2)	$(0.09)	$(0.16	)(3)	$(0.01)

(1)	The “two-class” method was used to calculate earnings per share which resulted in the same value.

(2)	During the fourth quarter of 2016, the Company recorded a charge of $483 of additional cost of sales expense that related to the first three quarters of 2016 and was immaterial to each quarter.

(3)	During the second quarter of 2016, the Company recorded a non-cash impairment charge of $2,384. See Note 4 for additional information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 28 and 29 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2017 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 29.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Nicol G. Graham
James L. Pokluda III	Nicol G. Graham
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on Internal Control over Financial Reporting

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Houston Wire & Cable Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas
March 16, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees – Code of Business Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees – Committees Established by the Board of Directors – Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees – Director Independence” and “Related Person Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accounting Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(c)	Exhibits

Exhibits are set forth on the attached exhibit index

ITEM 16.  FORM 10-K SUMMARY

Not applicable

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

10.1*	Houston Wire & Cable Company 2006 Stock Plan, as amended and restated effective March 1, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 13, 2015 and Exhibit 10.12 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.2*	Amended and Restated Executive Employment Agreement dated as of January 1, 2015 between James L. Pokluda, III and Houston Wire & Cable Company (incorporated by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3*	Form of Employee Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4*	Form of Director Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.5*	Form of Stock Award Agreement for Key Employees under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.6*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7*	Form of Performance Stock Unit Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9*	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Fourth Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, as amended, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015 and Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2016)

10.11	Third Amended and Restated Guaranty dated as of October 1, 2015, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

10.12*	Houston Wire & Cable Company 2017 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.13*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.14*	Form of Restricted Stock Unit Award Agreement for Key Employees (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.15*	Form of Stock Appreciation Agreement (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 16, 2018	By:	/s/ NICOL G. GRAHAM
Nicol G. Graham Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 16, 2018
James L. Pokluda III

/s/ NICOL G. GRAHAM	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 16, 2018
Nicol G. Graham

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 16, 2018
William H. Sheffield

/s/ MICHAEL T. CAMPBELL	Director	March 16, 2018
Michael T. Campbell

/s/ ROY W. HALEY	Director	March 16, 2018
Roy W. Haley

/s/ MARK A. RUELLE	Director	March 16, 2018
Mark A. Ruelle

/s/ G. GARY YETMAN	Director	March 16, 2018
G. Gary Yetman

