Form 10-Q
period 2018-03-31
Houston Wire & Cable CO
filed 2018-05-10
CIK 1356949

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At May 1, 2018 there were 16,481,246 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2018

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Accounts receivable, net:
Trade	$52,829	$51,031
Other	1,768	6,365
Inventories, net	93,402	88,115
Income taxes	—	449
Prepaids	3,373	1,938
Total current assets	151,372	147,898

Property and equipment, net	11,457	11,355
Intangible assets, net	11,821	12,015
Goodwill	22,353	22,353
Other assets	327	418
Total assets	$197,330	$194,039

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$3,177	$3,028
Trade accounts payable	8,746	8,449
Income taxes	360	—
Accrued and other current liabilities	10,590	16,823
Total current liabilities	22,873	28,300

Debt	80,183	73,555
Deferred income taxes	277	414
Other long term obligations	1,210	1,026
Total liabilities	104,543	103,295

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,482,383 and 16,491,181 outstanding at March 31, 2018 and December 31, 2017, respectively	21	21
Additional paid-in-capital	54,164	54,006
Retained earnings	99,283	97,336
Treasury stock	(60,681)	(60,619)
Total stockholders’ equity	92,787	90,744
Total liabilities and stockholders’ equity	$197,330	$194,039

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

Sales	$85,026	$78,709
Cost of sales	64,537	61,778
Gross profit	20,489	16,931

Operating expenses:
Salaries and commissions	9,194	8,844
Other operating expenses	7,480	7,477
Depreciation and amortization	545	860
Total operating expenses	17,219	17,181

Operating income (loss)	3,270	(250)
Interest expense	644	450
Income (loss) before income taxes	2,626	(700)
Income tax expense (benefit)	679	(247)
Net income (loss)	$1,947	$(453)

Earnings (loss) per share:
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)
Weighted average common shares outstanding:
Basic	16,349,902	16,241,215
Diluted	16,422,961	16,241,215

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net income (loss)	$1,947	$(453)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	545	860
Amortization of unearned stock compensation	313	275
Provision for inventory obsolescence	224	27
Deferred income taxes	(137)	(16)
Other non-cash items	61	29
Changes in operating assets and liabilities:
Accounts receivable	2,749	(6,810)
Inventories	(5,511)	(552)
Book overdraft	149	(2,363)
Trade accounts payable	297	224
Accrued and other current liabilities	(6,204)	(981)
Prepaids	(1,435)	(631)
Income taxes	809	(107)
Other operating activities	109	21
Net cash used in operating activities	(6,084)	(10,477)

Investing activities
Expenditures for property and equipment	(452)	(930)
Net cash used in investing activities	(452)	(930)

Financing activities
Borrowings on revolver	91,514	81,991
Payments on revolver	(84,886)	(70,530)
Payment of dividends	(29)	(30)
Purchase of treasury stock/stock surrendered on vested awards	(63)	(24)
Net cash provided by financing activities	6,536	11,407

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY
Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products to the U.S. market through twenty-one locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018, and 2017 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the ASU are effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, using the modified retrospective method, and it had no material impact on the Company’s consolidated financial statements.

The Company’s primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, or delivered (either by customer pickup or through common carrier to the customer’s location). It is not normal Company practice to grant extended payment terms. Revenue is recognized net of any taxes collected, which are subsequently remitted to the appropriate taxing authorities. The Company treats its transportation costs (shipping and handling) as fulfillment costs and not as a separate performance obligation. These transportation costs are recorded in cost of sales.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms and conditions of a share-based payment award, require the application of modification accounting. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This update is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendment in this ASU provides final guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the two-step impairment test under ASC 350. ASU No. 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” This ASU adds the SEC guidance released on December 22, 2017 regarding the U.S tax reform to the FASB Accounting Standards Codification. At March 31, 2018, the Company has not made a material adjustment to the tax provision recorded under this ASU at December 31, 2017. The Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, the Company has made reasonable estimates of these effects.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right to use asset and a lease liability for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that adopting this ASU will have on the Company’s consolidated financial statements.

2.     Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2018	2017
Denominator:
Weighted average common shares for basic earnings per share	16,349,902	16,241,215
Effect of dilutive securities	73,059	—
Weighted average common shares for diluted earnings per share	16,422,961	16,241,215

The Company calculates earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities”, as discussed in Note 5, and therefore, these participating securities are treated as a separate class in computing earnings per share. The dilutive securities for these awards totaled 2,117 shares at March 31, 2018, which had no effect on the diluted earnings per share. Stock awards to purchase 422,947 shares (of which 195,204 were related to the participating securities) and 697,026 shares of common stock were not included in the diluted net income (loss) per share calculation for the three months ended March 31, 2018 and 2017, respectively, as their inclusion would have been anti-dilutive.

3.     Debt

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

The 2015 Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the 2015 Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The 2015 Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At March 31, 2018, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

4.     Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. The major provisions include a corporate tax rate decrease from 35% to 21%, effective for years beginning after December 31, 2017, and changes in business-related exclusions and deductions.

The Company calculates its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period.

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics, to determine whether a valuation allowance is required.

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated and concluded that it is more likely than not that the deferred tax assets will not be realized and, as such, has retained the same valuation allowance at December 31, 2017 of $1.0 million as of March 31, 2018. Going forward, management will continue to assess the available evidence to determine whether it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.

5.     Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first three months of 2018 or 2017.

Restricted Stock Awards and Restricted Stock Units

Until the 2017 Stock Plan (the “2017 Plan”) has been approved by the Company’s stockholders, each restricted stock unit may be settled only in cash. Following stockholder approval of the 2017 Plan, instead of a cash payment, upon vesting of a restricted stock unit, the recipient will be entitled to receive shares of the Company’s common stock. The Company has submitted the 2017 Plan for approval by stockholders at the 2018 Annual Meeting of Stockholders (See Note 7).

As long as they can be settled only in cash, the awards granted under the 2017 Plan are liability awards and are required to be fair valued every quarter and any difference accounted for in the statement of operations. The fair value of these awards is $0.3 million as of March 31, 2018.

Total stock-based compensation cost was $0.3 million for the three months ended March 31, 2018, of which $0.2 million was for equity awards and $0.1 million was for liability awards, and $0.3 million for the three months ended March 31, 2017, of which all were for equity awards, and is included in salaries and commissions for employees, and in other operating expenses, for non-employee directors.

6.    Commitments and Contingencies

As part of the acquisition of Southwest Wire Rope and Southern Wire made in 2010, the Company assumed the liability for the post-remediation monitoring of the water quality at one of the acquired facilities in Louisiana. The expected liability of $0.1 million at March 31, 2018 relates to the cost of the monitoring, which the Company estimates will be incurred in the next year, and also the cost to plug the wells. Remediation work was completed prior to the acquisition in accordance with the requirements of the Louisiana Department of Environmental Quality.

In addition, as a result of unfavorable lease terms relative to market for one of the leases acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining terms of the lease, which was 63 months at March 31, 2018.

The Company had outstanding under the 2015 Loan Agreement, letters of credit totaling $1.0 million to certain vendors as of March 31, 2018.

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

7.    Subsequent Events

The 2017 Stock Plan was approved by the stockholders at the 2018 Annual Meeting on May 8, 2018. As a result, all awards outstanding under the 2017 Stock Plan will entitle the recipient to receive shares of the Company’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2017.

Overview

We are a provider of industrial products to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2018	2017

Sales	100.0%	100.0%
Cost of sales	75.9%	78.5%
Gross profit	24.1%	21.5%

Operating expenses:
Salaries and commissions	10.8%	11.2%
Other operating expenses	8.8%	9.5%
Depreciation and amortization	0.6%	1.1%
Total operating expenses:	20.3%	21.8%

Operating income (loss)	3.8%	(0.3)%
Interest expense	0.8%	0.6%

Income (loss) before income taxes	3.1%	(0.9)%
Income tax expense (benefit)	0.8%	(0.3)%

Net income (loss)	2.3%	(0.6)%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended March 31, 2018 and 2017

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017	Change
Sales	$85.0	$78.7	$6.3	8.0%

Our sales for the first quarter increased 8.0% to $85.0 million in 2018 from $78.7 million in 2017. We estimate that higher metals prices in 2018 represented almost all of the increase in sales. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 34%, while Maintenance, Repair, and Operations (MRO) sales increased 2%, as compared to 2017.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017	Change
Gross profit	$20.5	$16.9	$3.6	21.0%
Gross margin	24.1%	21.5%

Gross profit increased 21.0% to $20.5 million in 2018 from $16.9 million in 2017. The increase in gross profit was primarily attributable to increased sales and to higher gross margins. Gross margin (gross profit as a percentage of sales) increased to 24.1 % in 2018 from 21.5% in 2017 primarily due to increased product margins.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$9.2	$8.8	$0.4	4.0%
Other operating expenses	7.5	7.5	—	—%
Depreciation and amortization	0.5	0.9	(0.4)	(36.6)%
Total operating expenses	$17.2	$17.2	$—	0.2%

Operating expenses as a percent of sales	20.3%	21.8%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.4 million between the periods primarily due to additional sales and warehouse personnel and increased commissions due to higher sales and gross profit.

Other operating expenses remained constant quarter over quarter.

Depreciation and amortization decreased $0.4 million primarily due to a decrease in the amortization of intangibles, as certain intangibles became fully amortized.

Operating expenses as a percentage of sales decreased to 20.3% in 2018 from 21.8% in 2017, as sales growth exceeded the increase in operating expenses.

Interest Expense

Interest expense increased to $0.6 million in 2018 from $0.5 million in 2017 due to higher debt as a result of the additional inventory investment and to an increase in the average effective interest rate. Average debt was $76.9 million in 2018 compared to $68.0 million in 2017. The average effective interest rate was 3.3% in 2018 compared to 2.6% in 2017.

Income Taxes

The income tax expense of $0.7 million fluctuated from a $0.2 million income tax benefit in the prior year period. The effective income tax rate for the quarter decreased to 25.9% in 2018 from 35.3% in 2017, primarily due to the lower corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act.

Net Income

We achieved net income of $1.9 million in 2018 compared to a net loss of $0.5 million in 2017.

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

Comparison of the Three Months Ended March 31, 2018 and 2017

Our net cash used in operating activities was $6.1 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $10.5 million in 2017. We had net income of $1.9 million in 2018 compared to a net loss of $0.5 million in 2017.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $9.0 million in 2018. An increase of $5.5 million in inventories, and a decrease in accrued and other liabilities of $6.2 million were the main uses of cash, partially offset by a decrease in accounts receivable of $2.7 million, a source of cash.

Net cash used in investing activities was $0.5 million in 2018 compared to $0.9 million in 2017.

Net cash provided by financing activities was $6.5 million in 2018 compared to $11.4 million in 2017. Net borrowings on the revolver of $6.6 million were the primary source for financing activities in 2018.

Indebtedness

Our principal source of liquidity at March 31, 2018 was working capital of $128.5 million compared to $119.6 million at December 31, 2017. We also had available borrowing capacity of $18.8 million at March 31, 2018 and $23.0 million at December 31, 2017 under our loan agreement. The availability at March 31, 2018 is net of outstanding letters of credit of $1.0 million.

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

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2018.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$	$—	$80,183	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

As of March 31, 2018, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its controls and properly assessed the impact of the new accounting standard related to revenue recognition on its financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

Part II. Other Information

Item 1 – Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Not applicable and has been omitted.

Item 3 – Not applicable and has been omitted.

Item 4 – Not applicable and has been omitted.

Item 5 – Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2018	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.