Form 10-Q
period 2018-06-30
Houston Wire & Cable CO
filed 2018-08-09
CIK 1356949

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At August 1, 2018 there were 16,526,439 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2018

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Accounts receivable, net
Trade	$59,685	$51,031
Other	3,006	6,365
Inventories, net	87,819	88,115
Income taxes	848	449
Prepaids	1,742	1,938
Total current assets	153,100	147,898

Property and equipment, net	11,399	11,355
Intangible assets, net	11,627	12,015
Goodwill	22,353	22,353
Other assets	409	418
Total assets	$198,888	$194,039

Liabilities and stockholders' equity
Current liabilities:
Book overdraft	$1,312	$3,028
Trade accounts payable	8,010	8,449
Accrued and other current liabilities	12,301	16,823
Total current liabilities	21,623	28,300

Debt	80,149	73,555
Deferred income taxes	332	414
Other long term obligations	752	1,026
Total liabilities	102,856	103,295

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,526,439 and 16,491,181 outstanding at June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in-capital	54,147	54,006
Retained earnings	101,889	97,336
Treasury stock	(60,025)	(60,619)
Total stockholders' equity	96,032	90,744
Total liabilities and stockholders' equity	$198,888	$194,039

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	$93,852	$75,646	$178,878	$154,355
Cost of sales	71,505	59,328	136,042	121,106
Gross profit	22,347	16,318	42,836	33,249

Operating expenses:
Salaries and commissions	9,906	8,828	19,100	17,672
Other operating expenses	7,508	6,827	14,988	14,304
Depreciation and amortization	541	825	1,086	1,685
Total operating expenses	17,955	16,480	35,174	33,661

Operating income (loss)	4,392	(162)	7,662	(412)
Interest expense	773	499	1,417	949
Income (loss) before income taxes	3,619	(661)	6,245	(1,361)
Income tax expense (benefit)	1,013	(607)	1,692	(854)
Net income (loss)	$2,606	$(54)	$4,553	$(507)

Earnings (loss) per share:
Basic	$0.16	$(0.00)	$0.28	$(0.03)
Diluted	$0.16	$(0.00)	$0.28	$(0.03)
Weighted average common shares outstanding:
Basic	16,387,112	16,266,342	16,368,610	16,253,848
Diluted	16,489,671	16,266,342	16,459,736	16,253,848

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net income (loss)	$4,553	$(507)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,086	1,685
Amortization of unearned stock compensation	703	513
Provision for inventory obsolescence	191	111
Deferred income taxes	(82)	1,033
Other non-cash items	129	99
Changes in operating assets and liabilities:
Accounts receivable	(5,403)	(3,624)
Inventories	105	1,172
Prepaids	196	(740)
Income taxes	(399)	(1,826)
Book overdraft	(1,716)	(2,663)
Trade accounts payable	(439)	(2,132)
Accrued and other current liabilities	(4,483)	(1,454)
Other operating activities	(116)	(59)
Net cash used in operating activities	(5,675)	(8,392)

Investing activities
Expenditures for property and equipment	(741)	(1,226)
Cash received for acquisition	—	134
Net cash used in investing activities	(741)	(1,092)

Financing activities
Borrowings on revolver	179,994	165,025
Payments on revolver	(173,401)	(155,483)
Payment of dividends	(39)	(34)
Purchase of treasury stock/stock surrendered on vested awards	(138)	(24)
Net cash provided by financing activities	6,416	9,484

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018, and 2017 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the ASU were effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, using the modified retrospective method, and it had no material impact on the Company’s consolidated financial statements.

The Company’s primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, or delivered (either by customer pickup or through common carrier). It is not normal Company practice to grant extended payment terms. Revenue is recognized net of any taxes collected, which are subsequently remitted to the appropriate taxing authorities. The Company treats its transportation costs (shipping and handling) as fulfillment costs and not as a separate performance obligation. These transportation costs are recorded in cost of sales.

The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for products sold. Revenue is recorded at the transaction price net of estimates of variable consideration, which may include product returns, trade discounts and allowances. The Company accrues for variable consideration using the expected value method. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms and conditions of a share-based payment award require the application of modification accounting. This update was effective for public companies for annual periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The new guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. This update was effective for public companies for annual periods beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” This ASU added the SEC guidance released on December 22, 2017 regarding the U.S tax reform to the FASB ASC. At June 30, 2018, the Company has not made a material adjustment to the tax provision recorded under this ASU at December 31, 2017. The Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, the Company has made reasonable estimates of these effects.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that simplifies the accounting for share-based payment arrangements with nonemployees for goods and services. Under the ASU, the guidance on such payments to nonemployees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees and is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right-to-use asset and a lease liability for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has started gathering information on its leases and is evaluating the impact that adopting this ASU will have on the Company’s consolidated financial statements.

2.	Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,387,112	16,266,342	16,368,610	16,253,848
Effect of dilutive securities	102,559	—	91,126	—
Weighted average common shares for diluted earnings (loss) per share	16,489,671	16,266,342	16,459,736	16,253,848

Stock awards to purchase 300,117 and 655,448 shares of common stock were not included in the diluted net income (loss) per share calculation for the three months ended June 30, 2018 and 2017, respectively, and 286,121 and 658,463 shares for the six months ended June 30, 2018 and 2017, respectively, as their inclusion would have been anti-dilutive.

3.	Debt

HWC Wire & Cable Company, the Company, Vertex, and Bank of America, N.A., as agent and lender, are parties to the Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”), as amended as of October 3, 2016. The Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

Availability under the Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The Loan Agreement is secured by substantially all of the property of the Company, other than real estate.

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At June 30, 2018, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

4.	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law, making significant changes to the U.S. Internal Revenue Code. The major provisions include a corporate tax rate decrease from 35% to 21%, effective for years beginning after December 31, 2017, and changes in business-related exclusions and deductions.

The Company calculates its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period.

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics, to determine whether a valuation allowance is required. The Company has determined that a $1.0 million valuation allowance was required at December 31, 2017 and June 30, 2018.

5.	Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first six months of 2018 or 2017.

Restricted Stock Awards and Restricted Stock Units

The 2017 Stock Plan (the “2017 Plan”) was approved by the stockholders at the 2018 Annual Meeting on May 8, 2018. As a result, all awards outstanding under the 2017 Plan (including those cash/liability awards granted prior to the approval of the 2017 Plan) will entitle the recipient to receive shares of the Company’s common stock.

All awards outstanding prior to the approval of the 2017 Plan were reclassified to restricted stock units (equity) effective May 8, 2018. The total liability reclassified to additional paid-in-capital was $0.4 million. This modification resulted in an increase in total fair value of $0.1 million, recognized over the term of the grants, which range from 1 to 5 years.

On June 1, 2018, the Company awarded restricted stock units with a grant date value of $55,000, for a total of 6,667 restricted stock units, to its newly-appointed non-employee director. This award of restricted stock units vests at the date of the 2019 Annual Meeting of Stockholders. The grant entitles the non-employee director to receive a number of shares of the Company's common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Following the Annual Meeting of Stockholders on May 8, 2018, the Company approved the award of restricted stock units with a grant date value of $60,000 to each non-employee director who was re-elected, for an aggregate of 31,372 restricted stock units. Each award of restricted stock units vests at the date of the 2019 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Also on May 8, 2018, the Company granted 28,144 voting shares of restricted stock to new members of the management team. Of the 28,144 shares granted, 26,144 shares vest in one third increments on the first, second and third anniversaries of the date of grant and the remaining 2,000 shares vest in one third increments on the third, fourth and fifth anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares vest.

Total stock-based compensation cost was $0.4 and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-director employees.

6.	Commitments and Contingencies

As a result of unfavorable lease terms relative to market for one of the leases acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining term of the lease, which was 60 months at June 30, 2018.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.2%	78.4%	76.1%	78.5%
Gross profit	23.8%	21.6%	23.9%	21.5%

Operating expenses:
Salaries and commissions	10.6%	11.7%	10.7%	11.4%
Other operating expenses	8.0%	9.0%	8.4%	9.3%
Depreciation and amortization	0.6%	1.1%	0.6%	1.1%
Total operating expenses	19.1%	21.8%	19.7%	21.8%

Operating income (loss)	4.7%	(0.2)%	4.3%	(0.3)%
Interest expense	0.8%	0.7%	0.8%	0.6%

Income (loss) before income taxes	3.9%	(0.9)%	3.5%	(0.9)%
Income tax expense (benefit)	1.1%	(0.8)%	0.9%	(0.6)%

Net income (loss)	2.8%	(0.1)%	2.5%	(0.3)%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended June 30, 2018 and 2017

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Sales	$93.9	$75.6	$18.2	24.1%

Our sales for the second quarter increased 24.1% to $93.9 million in 2018 from $75.6 million in 2017. The increase in sales is due to improved industrial activity, increased commodity prices and disciplined pricing. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 26%, while Maintenance, Repair, and Operations (MRO) sales increased 23%, as compared to the second quarter of 2017.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Gross profit	$22.3	$16.3	$6.0	36.9%
Gross margin	23.8%	21.6%

Gross profit increased 36.9% to $22.3 million in 2018 from $16.3 million in 2017. The increase in gross profit was primarily attributable to the increased sales in the second quarter of 2018. Gross margin (gross profit as a percentage of sales) increased to 23.8% in 2018 from 21.6% in 2017 primarily due to improved pricing discipline and product mix.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$9.9	$8.8	$1.1	12.2%
Other operating expenses	7.5	6.8	0.7	10.0%
Depreciation and amortization	0.5	0.8	(0.3)	(34.4)%
Total operating expenses	$18.0	$16.5	$1.5	9.0%

Operating expenses as a percent of sales	19.1%	21.8%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $1.1 million between the periods primarily due to additional personnel and increased commissions resulting from higher sales and gross profit.

Other operating expenses increased $0.7 million primarily due to higher distribution expenses as a result of increased volume and higher administrative expenses.

Depreciation and amortization decreased $0.3 million primarily due to certain intangibles which became fully amortized in 2017.

Operating expenses as a percentage of sales decreased to 19.1% in 2018 from 21.8% in 2017, as operating expenses increased at a lower rate than the increase in sales, due to improved leverage.

Interest Expense

Interest expense increased to $0.8 million in 2018 from $0.5 million in 2017 due to higher debt and to an increase in the average effective interest rate. Average debt was $82.5 million in 2018 compared to $72.6 million in 2017. The average effective interest rate was 3.7% in 2018 compared to 2.7% in 2017.

Income Taxes

The income tax expense of $1.0 million increased compared to the $0.6 million income tax benefit in the prior year period. The effective income tax rate decreased to 28.0% in 2018 from 91.8% in 2017, primarily due to higher estimated annual earnings for 2018 offset by the benefit in 2017 which also reflected the impact of a full valuation allowance on the net deferred tax assets as of June 30, 2017. The 2018 tax rate is also lower due to the lower corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act.

Net Income

We achieved net income of $2.6 million in 2018 compared to a net loss of $0.1 million in 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Sales	$178.9	$154.4	$24.5	15.9%

Our sales for the six month period increased 15.9% to $178.9 million in 2018 from $154.4 million in 2017. The primary reasons for the increase are improved industrial activity, increased commodity prices and disciplined pricing. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have increased 30%, from 2017. MRO increased 12%, from 2017.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Gross profit	$42.8	$33.2	$9.6	28.8%
Gross margin	23.9%	21.5%	2.4%

Gross profit increased 28.8% to $42.8 million in 2018 from $33.2 million in 2017. The increase in gross profit was attributable to the higher sales and higher product gross margin. Gross margin increased to 23.9% in 2018 from 21.5% in 2017, primarily due to improved pricing discipline and product mix.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$19.1	$17.7	$1.4	8.1%
Other operating expenses	15.0	14.3	0.7	4.8%
Depreciation and amortization	1.1	1.7	(0.6)	(35.5)%
Total operating expenses	$35.2	$33.7	$1.5	4.5%

Operating expenses as a percent of sales	19.7%	21.8%	(2.1)%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $1.4 million between the periods due to additional personnel, as well as increased commissions resulting from increased sales and gross profit.

Other operating expenses increased $0.7 million, as distribution expenses increased due to higher sales and increased administrative expenses.

Depreciation and amortization decreased primarily due to certain intangibles which became fully amortized in 2017.

Operating expenses as a percentage of sales decreased to 19.7% in 2017 from 21.8% in 2017, as operating expenses increased at a lower rate than the increase in sales, due to improved leverage.

Interest Expense

Interest expense increased 49.3% to $1.4 million in 2018 from $0.9 million in 2017 due to higher average debt levels due to increased inventory investment and higher interest rates. Average debt was $79.7 million in 2018 compared to $70.3 million in 2017. The average effective interest rate rose to 3.5% in 2018 from 2.6% in the prior year period.

Income Taxes

The income tax expense of $1.7 million increased from a tax benefit of $0.9 million in 2017. The effective income tax rate decreased to 27.1% in 2018 from 62.7% in 2017, primarily due to higher estimated annual earnings for 2018 offset by the benefit in 2017 which also reflected the impact of a full valuation allowance on the net deferred tax assets as of June 30, 2017. The 2018 tax rate is also lower due to the lower corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act.

Net Income

We achieved net income of $4.6 million in 2018 compared to a net loss of $0.5 million in 2017.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or market adjustments in the carrying value of our inventory. We turn our inventory approximately three times a year, therefore, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of the Six Months Ended June 30, 2018 and 2017

Our net cash used in operating activities was $5.7 million for the six months ended June 30, 2018 compared to $8.4 million in 2017. We had net income of $4.6 million in 2018 compared to a net loss of $0.5 million in 2017.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $12.3 million in 2018. An increase in accounts receivable of $5.4 million due to the increase in sales, a decrease in accrued and other liabilities of $4.5 million and a decrease in book overdraft of $1.7 million were the main uses of cash.

Net cash used in investing activities was $0.7 million in 2018 compared to $1.1 million in 2017.

Net cash provided by financing activities was $6.4 million in 2018 compared to $9.5 million in 2017. Net borrowings on the revolver of $6.6 million were the primary source for financing activities in 2018.

Indebtedness

Our principal source of liquidity at June 30, 2018 was working capital of $131.5 million compared to $119.6 million at December 31, 2017. We also had additional available borrowing capacity of approximately $19.9 million at June 30, 2018 and $23.0 million at December 31, 2017 under our loan agreement.

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

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2018.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$80,149	$—	$80,149	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

As of June 30, 2018, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its controls and properly assessed the impact of the new accounting standard related to revenue recognition on its financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer

