Form 10-Q
period 2018-09-30
Houston Wire & Cable CO
filed 2018-11-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
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

At November 1, 2018 there were 16,523,439 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2018

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Accounts receivable, net
Trade	$60,022	$51,031
Other	4,981	6,365
Inventories, net	86,469	88,115
Income taxes	550	449
Prepaids	1,622	1,938
Total current assets	153,644	147,898

Property and equipment, net	11,522	11,355
Intangible assets, net	11,433	12,015
Goodwill	22,353	22,353
Deferred income taxes	1,123	—
Other assets	578	418
Total assets	$200,653	$194,039

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$1,728	$3,028
Trade accounts payable	9,350	8,449
Accrued and other current liabilities	16,517	16,823
Total current liabilities	27,595	28,300

Debt	73,403	73,555
Deferred income taxes	—	414
Other long term obligations	784	1,026
Total liabilities	101,782	103,295

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,523,439 and 16,491,181 outstanding at September 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in-capital	54,571	54,006
Retained earnings	104,344	97,336
Treasury stock	(60,065)	(60,619)
Total stockholders’ equity	98,871	90,744
Total liabilities and stockholders’ equity	$200,653	$194,039

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$90,074	$81,196	$268,952	$235,551
Cost of sales	68,681	62,626	204,723	183,732
Gross profit	21,393	18,570	64,229	51,819

Operating expenses:
Salaries and commissions	9,778	8,975	28,878	26,647
Other operating expenses	8,028	6,999	23,016	21,303
Depreciation and amortization	541	549	1,627	2,234
Total operating expenses	18,347	16,523	53,521	50,184

Operating income	3,046	2,047	10,708	1,635
Interest expense	739	543	2,156	1,492
Income before income taxes	2,307	1,504	8,552	143
Income tax (benefit) expense	(148)	3,215	1,544	2,361
Net income (loss)	$2,455	$(1,711)	$7,008	$(2,218)

Earnings (loss) per share:
Basic	$0.15	$(0.11)	$0.43	$(0.14)
Diluted	$0.15	$(0.11)	$0.42	$(0.14)
Weighted average common shares outstanding:
Basic	16,404,805	16,274,663	16,380,807	16,260,862
Diluted	16,563,245	16,274,663	16,492,217	16,260,862

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net income (loss)	$7,008	$(2,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,627	2,234
Stock-based compensation	1,085	770
Provision for inventory obsolescence	813	78
Deferred income taxes	(1,537)	3,163
Other non-cash items	93	195
Changes in operating assets and liabilities:
Accounts receivable	(7,668)	(12,619)
Inventories	833	(2,082)
Prepaids	316	(639)
Income taxes	(101)	(742)
Book overdraft	(1,300)	(1,293)
Trade accounts payable	901	(1,790)
Accrued and other current liabilities	(267)	4,031
Other operating activities	(264)	18
Net cash provided by (used in) operating activities	1,539	(10,894)

Investing activities
Expenditures for property and equipment	(1,210)	(1,307)
Cash received for acquisition	—	193
Net cash used in investing activities	(1,210)	(1,114)

Financing activities
Borrowings on revolver	270,609	243,651
Payments on revolver	(270,761)	(231,509)
Payment of dividends	(39)	(60)
Purchase of treasury stock/stock surrendered on vested awards	(138)	(74)
Net cash (used in) provided by financing activities	(329)	12,008

Net change in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

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

The consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018, and 2017 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the ASU were effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, using the modified retrospective method, and adoption had no material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The amendment in this ASU amends prior guidance and simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the two-step impairment test under ASC 350. ASU No. 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt this ASU in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” This ASU added the SEC guidance released on December 22, 2017 regarding the income tax accounting implication of the Tax Cuts and Jobs Act to ASC Topic 740. At September 30, 2018, the Company has not made a material adjustment to the tax provision recorded under this ASU at December 31, 2017. The Company has not completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act; however, the Company has made reasonable estimates of these effects.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public companies beginning in the first quarter of 2020 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this update eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning in the first quarter of 2020 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for public companies beginning in the first quarter of 2020 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right-to-use asset and a lease liability for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. In August 2018, the FASB amended the ASU with an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and the comparative periods presented in the financial statements will continue to be in accordance with current GAAP. The Company will elect to use the package of practical expedients available under this amendment and will not elect the use of hindsight during transition. The Company has completed the evaluation of its lease contract population and is reviewing contract data as it continues to evaluate the impact that adopting this ASU will have on the Company’s consolidated financial statements. The Company is evaluating several system-based software options to facilitate in the identification, tracking and reporting of leases based upon the requirements of the new leases standard and will continue monitoring industry implementation activities.

2.     Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Denominator:
Weighted average common shares for basic earnings (loss) per share	16,404,805	16,274,663	16,380,807	16,260,862
Effect of dilutive securities	158,440	—	111,410	—
Weighted average common shares for diluted earnings (loss) per share	16,563,245	16,274,663	16,492,217	16,260,862

Stock awards to purchase 223,477 and 667,239 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, and 295,387 and 683,847 shares for the nine months ended September 30, 2018 and 2017, respectively, were not included in the diluted net income (loss) per share calculation as their inclusion would have been anti-dilutive.

3.     Debt

HWC Wire & Cable Company, the Company, Vertex, and Bank of America, N.A., as agent and lender, are parties to the Fourth Amended and Restated Loan and Security Agreement dated as of October 3, 2016 (the “Loan Agreement”). The Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At September 30, 2018, the Company was in compliance with the availability-based covenants governing its indebtedness.

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

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics, to determine whether a valuation allowance is required. The result of the Company’s assessment is that it is more likely than not that the Company will generate sufficient taxable income to utilize the deferred tax assets. Therefore, as of September 30, 2018, the valuation allowance of $1.0 million was released.

5.     Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first nine months of 2018 or 2017.

Restricted Stock Awards and Restricted Stock Units

The 2017 Stock Plan (the “2017 Plan”) was approved by the stockholders at the 2018 Annual Meeting on May 8, 2018. As a result, all awards outstanding under the 2017 Plan (including those cash/liability awards granted prior to the approval of the 2017 Plan) will entitle the recipient to receive shares of the Company’s common stock.

All awards outstanding prior to the approval of the 2017 Plan were reclassified to restricted stock units (equity) effective May 8, 2018. The total liability reclassified to additional paid-in-capital was $0.4 million. This modification resulted in an increase in total fair value of $0.1 million, recognized over the terms of the grants, which range from 1 to 5 years.

On June 1, 2018, the Company awarded restricted stock units with a grant date value of $55,000, for a total of 6,667 restricted stock units, to its newly-appointed non-employee director. This award of restricted stock units vests at the date of the 2019 Annual Meeting of Stockholders. The grant entitles the non-employee director to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

Total stock-based compensation cost was $0.4 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

6.     Commitments and Contingencies

As a result of unfavorable lease terms relative to market for one of the leases acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining term of the lease, which was 57 months at September 30, 2018.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the reserve for returns and allowances, vendor rebates, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.2%	77.1%	76.1%	78.0%
Gross profit	23.8%	22.9%	23.9%	22.0%

Operating expenses:
Salaries and commissions	10.9%	11.1%	10.7%	11.3%
Other operating expenses	8.9%	8.6%	8.6%	9.0%
Depreciation and amortization	0.6%	0.7%	0.6%	0.9%
Total operating expenses	20.4%	20.3%	19.9%	21.3%

Operating income	3.4%	2.5%	4.0%	0.7%
Interest expense	0.8%	0.7%	0.8%	0.6%

Income before income taxes	2.6%	1.9%	3.2%	0.1%
Income tax (benefit) expense	(0.2)%	4.0%	0.6%	1.0%

Net income (loss)	2.7%	(2.1)%	2.6%	(0.9)%

Note:       Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income (loss).

Comparison of the Three Months Ended September 30, 2018 and 2017

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Sales	$90.1	$81.2	$8.9	10.9%

Our sales for the third quarter increased 10.9% to $90.1 million in 2018 from $81.2 million in 2017. The increase in sales is due to improved industrial activity, increased commodity prices and disciplined pricing. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 13%, while Maintenance, Repair, and Operations (MRO) sales increased 10%, as compared to the third quarter of 2017.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Gross profit	$21.4	$18.6	$2.8	15.2%
Gross margin	23.8%	22.9%

Gross profit increased 15.2% to $21.4 million in 2018 from $18.6 million in 2017. The increase in gross profit was primarily attributable to increased sales. Gross margin (gross profit as a percentage of sales) increased to 23.8% in 2018 from 22.9% in 2017 primarily due to ongoing pricing discipline and product mix.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$9.8	$9.0	$0.8	8.9%
Other operating expenses	8.0	7.0	1.0	14.7%
Depreciation and amortization	0.5	0.5	0.0	(1.5)%
Total operating expenses	$18.3	$16.5	$1.8	11.0%

Operating expenses as a percent of sales	20.4%	20.3%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.8 million between the periods primarily due to additional administrative and warehouse personnel and increased commissions resulting from higher sales and gross profit.

Other operating expenses increased $1.0 million primarily due to increased warehouse expenses as a result of higher volume and higher insurance expenses as a result of increased personnel.

Depreciation and amortization remained consistent between the periods.

Operating expenses as a percentage of sales increased slightly to 20.4% in 2018 from 20.3% in 2017, as operating expenses increased with the increase in sales.

Interest Expense

Interest expense increased to $0.7 million in 2018 from $0.5 million in 2017 due to higher debt to fund increased working capital and to an increase in the average effective interest rate. Average debt was $76.8 million in 2018 compared to $71.2 million in 2017. The average effective interest rate was 3.8% in 2018 compared to 3.0% in 2017.

Income Taxes

We recorded an income tax benefit of $0.1 million in 2018 compared to the $3.2 million income tax expense in the prior year period. The effective income tax rate decreased to (6.4)% in 2018 from 213.8% in 2017, primarily due to the release of the $1.0 million valuation allowance at September 30, 2018 and higher estimated annual earnings for 2018. In 2017, the income tax expense was impacted by the establishment of a full valuation allowance on the net deferred tax assets. The 2018 tax rate is also lower due to the lower corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act.

Net Income

We achieved net income of $2.5 million in 2018 compared to a net loss of $1.7 million in 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Sales

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Sales	$269.0	$235.6	$33.4	14.2%

Our sales for the nine month period increased 14.2% to $269.0 million in 2018 from $235.6 million in 2017. The primary reasons for the increase are improved industrial activity, increased commodity prices and disciplined pricing. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have increased 24%, from 2017. MRO increased 12%, from 2017.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Gross profit	$64.2	$51.8	$12.4	23.9%
Gross margin	23.9%	22.0%

Gross profit increased 23.9% to $64.2 million in 2018 from $51.8 million in 2017. The increase in gross profit was attributable to the increase in sales over the prior year. Gross margin increased to 23.9% in 2018 from 22.0% in 2017, primarily due to ongoing pricing discipline and product mix.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$28.9	$26.7	$2.2	8.4%
Other operating expenses	23.0	21.3	1.7	8.0%
Depreciation and amortization	1.6	2.2	(0.6)	(27.2)%
Total operating expenses	$53.5	$50.2	$3.3	6.6%

Operating expenses as a percent of sales	19.9%	21.3%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $2.2 million between the periods due to additional sales, administrative and warehouse personnel, as well as increased commissions resulting from increased sales and gross profit.

Other operating expenses increased $1.7 million, as distribution expenses increased primarily due to the sales increase, increased professional and warehouse expenses and higher insurance expenses as a result of increased personnel.

Depreciation and amortization decreased primarily due to certain intangibles which became fully amortized in 2017.

Operating expenses as a percentage of sales decreased to 19.9% in 2018 from 21.3% in 2017, as operating expenses increased at a lower rate than the increase in sales, due to improved leverage.

Interest Expense

Interest expense increased 44.5% to $2.2 million in 2018 from $1.5 million in 2017 due to higher average debt levels to fund increased working capital levels and higher interest rates. Average debt was $78.8 million in 2018 compared to $70.6 million in 2017. The average effective interest rate rose to 3.6% in 2018 from 2.8% in the prior year period.

Income Taxes

The income tax expense of $1.5 million in 2018 decreased from $2.4 million in 2017. The effective income tax rate decreased to 18.1% in 2018 from 1,651.0% in 2017, primarily due to the release of the $1.0 million valuation allowance at September 30, 2018 and higher estimated annual earnings for 2018. In 2017, the income tax expense was impacted by the establishment of a full valuation allowance on the net deferred tax assets. The 2018 tax rate is also lower due to the lower corporate tax rate as a result of the 2017 Tax Cuts and Jobs Act.

Net Income

We achieved net income of $7.0 million in 2018 compared to a net loss of $2.2 million in 2017.

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

Comparison of the Nine Months Ended September 30, 2018 and 2017

Our net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2018 compared to net cash used of $10.9 million in 2017. We had net income of $7.0 million in 2018 compared to a net loss of $2.2 million in 2017.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $7.6 million in 2018. An increase in accounts receivable of $7.7 million due to the increase in sales was the main use of cash.

Net cash used in investing activities was $1.2 million in 2018 compared to $1.1 million in 2017.

Net cash used in financing activities was $0.3 million in 2018 compared to net cash provided by financing activities of $12.0 million in 2017. Net payments on the revolver of $0.2 million and the purchase of treasury stock associated with stock surrendered on vested awards of $0.1 million were the components of financing activities in 2018.

Indebtedness

Our principal source of liquidity at September 30, 2018 was working capital of $126.0 million compared to $119.6 million at December 31, 2017. We also had additional available borrowing capacity of approximately $26.6 million at September 30, 2018 and $23.0 million at December 31, 2017 under our loan agreement.

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

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2018.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$73,403	$—	$73,403	$—	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

As of September 30, 2018, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure it adequately evaluated its controls and properly assessed the impact of the new accounting standard related to revenue recognition on its financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer