Form 10-K
period 2018-12-31
Houston Wire & Cable CO
filed 2019-03-15
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2018 was $136,842,163.

At March 1, 2019, there were 16,613,012 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2018

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

Our wide product selection and specialized services support our position in the supply chain between manufacturers and the customer. The breadth and depth of wire and cable, fasteners, lifting products and related hardware that we offer requires significant warehousing resources and a large number of SKUs (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, custom manufactured slings and harnesses, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

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

Products

We offer products in most categories of wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cord; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, steel wire rope and wire rope slings, as well as synthetic fiber rope slings, chain, shackles, related hardware and corrosion resistant products including inch and metric bolts, screws, nuts, washers, rivets and hose clamps. We also offer private branded products, including our proprietary brand LifeGuard, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations (“MRO”), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage.

Targeted Markets

Our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used, which are primarily in the continental United States, where we target the utility, industrial and infrastructure markets.

Industrial Market.    The industrial market is one of the largest segments of the U.S. economy and is comprised of a diverse base of manufacturing and production companies. The largest driver of our success in this market results from the level of U.S. investment in upstream, midstream and downstream oil and gas exploration, transportation and production. We provide a wide variety of products specifically designed for use in manufacturing, metal/mineral, and oil and gas markets.

Utility Market.    The utility market includes large investor-owned utilities, rural cooperatives and municipal power authorities. We are not a significant distributor of power lines used for the transmission of electricity but have products in our portfolio that are used in this sector. We sell our core products for the construction of power plants and the related pollution control equipment used to comply with environmental standards as well as plant modernizations implemented to extend the life of power generation facilities. Our customers utilize our cable management services to supply the wire and cable required in the construction of new power plants and upgrading of existing power plants.

Infrastructure Market.    Investments in the development, construction and maintenance of infrastructure markets including commercial buildings, education and health care; air, ground and rail transportation; telecommunications, and wastewater are opportunities for our product and service offerings.

Distribution Logistics

We believe that our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers. We have successfully expanded our business from the original location in Houston, Texas to twenty-one locations nationwide, which includes three third-party logistics providers. Our standard practice is to process customers’ orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier, cross-dock shipments and customer pick-up. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2018, we served approximately 10,500 customers, shipping approximately 46,000 SKUs to approximately 14,000 customer locations nationwide. No customer represented 10% or more of our 2018 sales.

Suppliers

We obtain products from leading suppliers and believe we have strong relationships with our top suppliers. We source a portion of our products from offshore. While alternative sources are available for the majority of our products, we have strategically concentrated our purchases with our top suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2018, approximately 46% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of the industrial products that we sell.

Our top five suppliers in 2018 were AmerCable Incorporated, Belden Inc., General Cable Corporation, Nexans Energy USA, Inc. and Southwire Company.

Sales

We market our products and related services through an inside sales force situated in our regional offices, a field sales force focused on key geographic markets, and regional sales agencies. By operating under a decentralized structure, region managers are able to adapt quickly to market-specific occurrences, allowing us to compete effectively with local competitors. We believe the knowledge, experience and tenure of our sales force are critical to serving our fragmented and diverse customer and end-user base.

Competition

The industrial products market remains very competitive and fragmented, with several hundred electrical wire and cable, steel wire rope, and fastener competitors serving this market. The product offerings and levels of service from the other providers of product with which we compete vary widely at the national, regional or local levels. In addition to the direct competition with other product providers, we also face, on a varying basis, competitors that sell products directly or through multiple distribution channels to end-users or other resellers.

In the markets that we sell our industrial products, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2018, we had 427 employees. Our sales and marketing staff accounted for 189 employees, including 32 field sales personnel, 11 representative sales agencies, and 121 inside sales and technical support personnel.

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

In 2018, our ten largest customers accounted for approximately 36% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce their purchases from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2018, we sourced products from approximately 319 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2018 approximately 46% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers’ needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success is highly dependent upon the services of James L. Pokluda III, our President and Chief Executive Officer, and Christopher M. Micklas, our Chief Financial Officer. Our success will continue to depend to a significant extent on our executive officers, key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers, key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

We are anticipating growth in the businesses we acquired in 2010 and in 2016. However, the Southwest reporting unit had an impairment of intangibles in 2018 and goodwill in 2015, and the Southern reporting unit had impairments of intangibles in 2013 and 2016 as they did not meet their financial objectives. Future goodwill and tradename impairments may result, should the acquired businesses not achieve their currently forecasted growth or profitability targets, which would adversely affect our results of operations.

We may be subject to product liability claims that could be costly and time consuming.

We sell industrial products. As a result, from time to time we have been named as a defendant in lawsuits alleging that these products caused physical injury or injury to property. We rely on product warranties and indemnities from the product manufacturers, as well as insurance that we maintain, to protect us from these claims. However, if manufacturers’ warranties and indemnities and our insurance coverage are not available or inadequate to cover every claim, it could have an adverse effect on our operating results.

Changes to the U.S. tax, tariff and import/export regulations may have a negative effect on our results of operations.

We import a relatively small but growing percentage of our wire and cable products, as well as a significant portion of our hardware products, from foreign manufacturers. Changes resulting from the 2017 Tax Cuts and Jobs Act could disrupt supply chains on imported goods which could result in limited availability of supply, or cost competiveness of supply. In addition, recent tariff proposals have created uncertainty about future trade policies and any changes in import tariffs or other trade regulations, could have a negative impact on our cash flow, and require us to change our sourcing and supply chain strategies, and adversely affect our profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-one distribution centers strategically located throughout the United States with approximately 1,019,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters, and two facilities in Louisiana. All of the other facilities are leased, except for our three third-party logistics providers, which are provided under service agreements. Nineteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	54	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing of the Company from April 2007 until May 2011.

Christopher M. Micklas Chief Financial Officer, Treasurer and Secretary	51	Chief Financial Officer, Treasurer and Secretary since April 2018. Prior thereto, Chief Financial Officer and Chief Accounting Officer at Par Pacific Holdings, Inc. from December 2013 until April 2017.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of January 10, 2019, there were 1,630 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016. At December 31, 2018, there was $9.2 million available under the program to repurchase stock.

Dividend Policy

Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors. We paid a quarterly cash dividend from August 2007 until August 2016. The Board of Directors determined to suspend the regular dividend in November 2016, to redeploy funds for other purposes, including the Vertex acquisition.

As a holding company, our only source of funds to pay dividends is distributions from our operating subsidiaries. Our loan agreement does not limit the amount of dividends we may pay or stock we may repurchase, as long as we are not in default under the loan agreement and we maintain defined levels of fixed charge coverage and/or availability.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item regarding securities available for issuance is provided in response to Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018 and 2017, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$356,858	$317,697	$261,644	$308,133	$390,011
Cost of sales	271,650	245,035	208,694	242,223	304,073
Gross profit	85,208	72,662	52,950	65,910	85,938

Operating expenses:
Salaries and commissions	38,110	36,570	29,369	28,537	31,196
Other operating expenses	30,962	28,716	24,714	25,023	26,400
Depreciation and amortization	2,178	2,772	3,018	2,915	2,919
Impairment charge	60	—	2,384	3,417	—
Total operating expenses	71,310	68,058	59,485	59,892	60,515

Operating income (loss)	13,898	4,604	(6,535)	6,018	25,423
Interest expense	2,907	2,073	845	901	1,168

Income (loss) before income taxes	10,991	2,531	(7,380)	5,117	24,255
Income tax expense (benefit)	2,355	2,753	(1,374)	3,073	9,283

Net income (loss)	$8,636	$(222)	$(6,006)	$2,044	$14,972

Earnings (loss) per share:
Basic	$0.53	$(0.01)	$(0.37)	$0.12	$0.85
Diluted	$0.52	$(0.01)	$(0.37)	$0.12	$0.85

Weighted average common shares outstanding :
Basic	16,389,876	16,269,611	16,345,679	17,012,560	17,605,290
Diluted	16,523,599	16,269,611	16,345,679	17,067,593	17,683,931

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$1,393	$—	$—	$—	$—
Accounts receivable, net	$59,793	$57,396	$44,677	$46,250	$61,599
Inventories, net	$94,325	$88,115	$79,783	$75,777	$88,958
Total assets	$203,057	$194,039	$175,870	$159,113	$189,813
Book overdraft (1)	$—	$3,028	$3,181	$3,701	$3,113
Total debt	$71,316	$73,555	$60,388	$39,188	$53,847
Stockholders’ equity	$100,678	$90,744	$90,131	$100,001	$111,307

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement accounts.

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

Overview

Since our founding 43 years ago, we have grown to be a large provider of industrial products to the U.S. market. Today, we serve approximately 10,500 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, marine construction and marine transportation, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage. In the past few years, activity in the MRO market has fluctuated, while the level of competition has increased.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality. Our revenue has been and will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuardTM. The recent increased levels of economic activity and commodity prices have impacted sales and the level of demand.

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

Inventories

Inventories are valued at the lower of cost, using the average cost method, and net realizable value. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. A 20% change in our estimate at December 31, 2018 would have resulted in a change in income before income taxes of $0.7 million.

Intangible Assets

The Company’s intangible assets, excluding goodwill, represent tradenames and customer relationships acquired in purchase transactions. Tradenames are not being amortized and are treated as indefinite-lived assets. Tradenames are tested for recoverability in the fourth quarter of its fiscal year, or when there is a triggering event. Before testing its indefinite-lived assets, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value is less than its carrying amount and whether an impairment test is required. If as a result of our qualitative assessment, we determine that an impairment test is required, or alternatively, if we elect to forego the qualitative assessment, we record an impairment to intangibles for the difference in the undiscounted cash flows and the carrying value. The results of the annual qualitative test for 2018 indicated that certain of the tradenames at Southwest were impaired. Accordingly, an impairment charge of less than $0.1 million was recorded for 2018. The annual qualitative test for 2017 showed no indications of impairment.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2018, our goodwill balance was $22.4 million, representing 11.0% of our total assets.

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

The goodwill impairment test consists of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans. In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above non-controlling interest transaction prices in order to obtain a controlling interest in the respective unit.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenue and operating margins, which vary among reporting units. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Income Taxes

The Company determines deferred tax assets and liabilities based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law, making significant changes to the US Internal Revenue Code. As of December 31, 2018, the Company completed its analysis of its accounting for the income tax effects of tax reform and as a result, no additional adjustments were recorded.

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

Sales

Our primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers, as well as billing for freight charges. Revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, or delivered (either by customer pickup or through common carrier). Sales incentives earned by customers are accrued in the same month as the shipment is invoiced and are accounted for as a reduction in sales.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2018, 2017 and 2016.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales	76.1%	77.1%	79.8%
Gross profit	23.9%	22.9%	20.2%

Operating expenses:
Salaries and commissions	10.7%	11.5%	11.2%
Other operating expenses	8.7%	9.0%	9.4%
Depreciation and amortization	0.6%	0.9%	1.2%
Impairment charge	0.0%	0.0%	0.9%
Total operating expenses	20.0%	21.4%	22.7%

Operating income (loss)	3.9%	1.4%	(2.5)%
Interest expense	0.8%	0.7%	0.3%
Income (loss) before income taxes	3.1%	0.8%	(2.8)%
Income tax expense (benefit)	0.7%	0.9%	(0.5)%

Net income (loss)	2.4%	(0.1)%	(2.3)%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of Years Ended December 31, 2018 and 2017

Sales

	Year Ended
	December 31,
(Dollars in millions)	2018	2017	Change
Sales	$356.9	$317.7	$39.2	12.3%

Our sales in 2018 increased $39.2 million or 12.3% from 2017. The increase in sales was primarily due to improved industrial activity and disciplined pricing. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 17%, while Maintenance, Repair, and Operations (MRO) sales increased 11%, as compared to 2017.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2018	2017	Change
Gross profit	$85.2	$72.7	$12.5	17.3%
Gross profit as a percent of sales	23.9%	22.9%

Gross profit increased $12.5 million or 17.3% from 2017. The increase in gross profit was primarily due to increased sales. Gross margin (gross profit as a percentage of sales) increased to 23.9% in 2018 from 22.9% in 2017 primarily due to ongoing pricing discipline and product mix.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2018	2017	Change
Operating expenses:
Salaries and commissions	$38.1	$36.6	$1.5	4.2%
Other operating expenses	31.0	28.7	2.2	7.8%
Depreciation and amortization	2.2	2.8	(0.6)	(21.4)%
Impairment charge	0.1	—	0.1	100.0%
Total operating expenses	$71.3	$68.1	$3.3	4.8%

Operating expenses as a percent of sales	20.0%	21.4%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions increased $1.5 million or 4.2% primarily due to additional sales and warehouse personnel, as well as an increase in commissions due to higher sales and gross profit.

Other Operating Expenses. Other operating expenses increased $2.2 million or 7.8% primarily due to additional warehouse distribution expenses as sales increased and increased administrative expenses due to increased personnel.

Depreciation and Amortization. Depreciation and amortization decreased slightly to $2.2 million in 2018 from $2.8 million in 2017 primarily due to the full amortization of the Southern Wire reporting unit tradenames in 2017.

Impairment Charge. The Company recorded a non-cash impairment charge in 2018 with respect to tradenames at its Southwest Wire Rope reporting unit. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales decreased to 20.0% in 2018 from 21.4% in 2017. This decrease primarily relates to the leverage obtained from increased sales, which rose at a higher rate than the increase in operating expenses.

Interest Expense

Interest expense increased 40.2% to $2.9 million in 2018 from $2.1 million in 2017 due to higher average debt to fund increased working capital and an increase in the average effective interest rate. Average debt was $76.8 million in 2018 compared to $71.8 million in 2017. The average effective interest rate increased to 3.7% in 2018 from 2.8% in 2017.

Income Tax

Income tax expense decreased 14.5% to $2.4 million in 2018 from $2.8 million in 2017. The effective income tax rate was 21.4% in 2018 compared to 108.8% in 2017. The 2018 tax rate included a benefit of (9.5%) for the release of the valuation allowance on our net deferred tax assets and 1.2% for share-based compensation. This compares to the 2017 tax rate which included a 41.0% charge for the establishment of a valuation allowance on our net deferred tax assets, 15.2% for share-based compensation expense and a 12.9% charge for deferred tax assets in respect of the tax reform rate change.

Net Income (Loss)

We achieved net income of $8.6 million in 2018 compared to a net loss of $0.2 million in 2017.

Comparison of Years Ended December 31, 2017 and 2016

Sales

	Year Ended
	December 31,
(Dollars in millions)	2017	2016	Change
Sales	$317.7	$261.6	$56.1	21.4%

Our sales in 2017 increased $56.1 million or 21.4% from 2016. The increase in sales was primarily attributable to an increase in sales of $31.3 million, or 12.5%, together with the inclusion of a full year of Vertex’s sales, which was $24.7 million more than sales of Vertex included in the 2016 financial statements, following its acquisition on October 3, 2016. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 3%, while MRO sales increased 15%, as compared to 2016.

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

Impairment Charge. The Company recorded a non-cash impairment charge in 2016 with respect to goodwill at its HWC reporting unit and tradenames at its Southern Wire reporting unit. (See Note 3 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales decreased to 21.4% in 2017 from 22.7% in 2016. This decrease primarily relates to the leverage obtained from increased sales, which rose at a higher rate than operating expenses, and the absence of an impairment charge in 2017.

Interest Expense

Interest expense increased 145.3% to $2.1 million in 2017 from $0.8 million in 2016 due to higher average debt primarily as a result of borrowing to finance the Vertex acquisition. Average debt was $71.8 million in 2017 compared to $40.0 million in 2016. The average effective interest rate increased to 2.8% in 2017 from 2.0% in 2016.

Income Tax

We recorded an income tax charge of $2.8 million in 2017, compared to an income tax benefit of $1.4 million in 2016. The effective income tax rate was 108.8% in 2017 compared to an income tax benefit of 18.6% in 2016. The 2017 tax rate included a 41.0% charge for the establishment of a valuation allowance on our net deferred tax assets, 15.2% for share-based compensation expense and a 12.9% charge for deferred tax assets in respect of the tax reform rate change.

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

Comparison of Years Ended December 31, 2018 and 2017

Our net cash provided by operating activities was $5.3 million in 2018 compared to net cash used in operating activities of $11.3 million in 2017. We had net income of $8.6 million in 2018 compared to a net loss of $0.2 million in 2017.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $6.2 million in 2018. Inventories increased $6.8 million in alignment with the increase in sales volume. Accounts receivable increased $2.5 million, primarily due to increased sales in 2018. Partially offsetting these uses of cash was the decrease in book overdraft of $3.0 million, an increase in accounts payable of $2.8 million, an increase in accrued and other current liabilities of $2.5 million primarily due to increased inventory and customer volume discounts and a decrease in prepaid expenses of $1.2 million.

Net cash used in investing activities was $1.5 million in 2018 compared to $1.6 million in 2017.

Net cash used in financing activities was $2.5 million in 2018 compared to net cash provided by financing activities of $12.9 million in 2017. Net payments under our revolver of $2.2 million and the purchase of treasury stock of $0.2 million were the main components of financing activities in 2018.

Comparison of Years Ended December 31, 2017 and 2016

Our net cash used in operating activities was $11.3 million compared to net cash provided by operating activities of $17.2 million in 2016. We had a net loss of $0.2 million in 2017 compared to net loss of $6.0 million in 2016.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $16.7 million in 2017. Accounts receivable increased $12.7 million, primarily due to increased sales in 2017. Inventories increased $7.9 million in alignment with the increase in sales. Partially offsetting these uses of cash was the increase in accrued and other current liabilities of $3.6 million primarily due to increased customer volume discounts.

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

Indebtedness

Our principal source of liquidity at December 31, 2018 was working capital of $126.2 million compared to $119.6 million at December 31, 2017. We also had available borrowing capacity of approximately $28.7 million at December 31, 2018 and $23.0 million at December 31, 2017 under our loan agreement.

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

Loan and Security Agreement

HWC Wire & Cable Company, Vertex, and Bank of America, N.A., as agent and lender, are parties to the Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”), as amended on October 3, 2016. The Loan Agreement provides a $100 million revolving credit facility and expires on September 30, 2020. As of March 12, 2019, the expiration date has been extended to March 12, 2024. Under certain circumstances we may request an increase in the commitment by an additional $50 million. Borrowings under the Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or LIBOR for a 30-day interest period plus 150 basis points, if a base rate loan. The unused commitment fee is 25 basis points. Availability under the Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The Loan Agreement is secured by substantially all of our property, other than real estate.

Covenants in the Loan Agreement require us to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2018, we met the availability-based covenant.

Capital Expenditures

We made capital expenditures of $1.5 million, $1.8 million and $1.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

ITEM 7A. – Not applicable and has been omitted.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

Houston, Texas
March 15, 2019

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except share data)

Assets
Current assets:
Cash	$1,393	$—
Accounts receivable, net
Trade	52,946	51,031
Other	6,847	6,365
Inventories, net	94,325	88,115
Income tax receivable	435	449
Prepaids	737	1,938
Total current assets	156,683	147,898

Property and equipment, net	11,456	11,355
Intangible assets, net	11,179	12,015
Goodwill	22,353	22,353
Deferred income taxes	930	—
Other assets	456	418
Total assets	$203,057	$194,039

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$—	$3,028
Trade accounts payable	11,253	8,449
Accrued and other current liabilities	19,232	16,823
Total current liabilities	30,485	28,300

Debt	71,316	73,555
Deferred income taxes	—	414
Other long-term obligations	578	1,026
Total liabilities	102,379	103,295

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,611,651 and 16,491,181 shares outstanding at December 31, 2018 and 2017, respectively	21	21
Additional paid-in capital	53,514	54,006
Retained earnings	105,975	97,336
Treasury stock	(58,832)	(60,619)
Total stockholders’ equity	100,678	90,744

Total liabilities and stockholders’ equity	$203,057	$194,039

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)

Sales	$356,858	$317,697	$261,644
Cost of sales	271,650	245,035	208,694
Gross profit	85,208	72,662	52,950

Operating expenses:
Salaries and commissions	38,110	36,570	29,369
Other operating expenses	30,962	28,716	24,714
Depreciation and amortization	2,178	2,772	3,018
Impairment charge	60	—	2,384
Total operating expenses	71,310	68,058	59,485

Operating income (loss)	13,898	4,604	(6,535)
Interest expense	2,907	2,073	845
Income (loss) before income taxes	10,991	2,531	(7,380)
Income tax expense (benefit)	2,355	2,753	(1,374)
Net income (loss)	$8,636	$(222)	$(6,006)

Earnings (loss) per share:
Basic	$0.53	$(0.01)	$(0.37)
Diluted	$0.52	$(0.01)	$(0.37)

Weighted average common shares outstanding:
Basic	16,389,876	16,269,611	16,345,679
Diluted	16,523,599	16,269,611	16,345,679

Dividends declared per share	$—	$—	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at January 1, 2016	20,988,952	$21	$54,621	$106,048	(4,276,326)	$(60,689)	$100,001
Net loss	—	—	—	(6,006)	—	—	(6,006)
Repurchase of treasury shares	—	—	—	—	(376,860)	(2,228)	(2,228)
Amortization of unearned stock compensation	—	—	856	—	—	—	856
Impact of forfeited awards	—	—	387	—	(28,295)	(387)	—
Impact of released vested restricted stock units	—	—	(284)	—	20,416	284	—
Issuance of restricted stock awards	—	—	(1,756)	—	129,638	1,756	—
Dividends on common stock	—	—	—	(2,492)	—	—	(2,492)

Balance at December 31, 2016	20,988,952	21	53,824	97,550	(4,531,427)	(61,264)	90,131
Net loss	—	—	—	(222)	—	—	(222)
Repurchase of treasury shares	—	—	—	—	(27,156)	(177)	(177)
Amortization of unearned stock compensation	—	—	1,004	—	—	—	1,004
Impact of forfeited awards	—	—	361	—	(26,707)	(361)	—
Impact of released vested restricted stock units	—	—	(372)	—	27,519	372	—
Issuance of restricted stock awards	—	—	(811)	—	60,000	811	—
Dividends accrual reversal	—	—	—	8	—	—	8

Balance at December 31, 2017	20,988,952	21	54,006	97,336	(4,497,771)	(60,619)	90,744
Net income	—	—	—	8,636	—	—	8,636
Repurchase of treasury shares	—	—	—	—	(25,368)	(175)	(175)
Amortization of unearned stock compensation	—	—	1,059	—	—	—	1,059
Amortization of reclassed liability awards	—	—	411	—	—	—	411
Impact of forfeited awards	—	—	179	—	(13,332)	(179)	—
Impact of released vested restricted stock units	—	—	(353)	—	26,185	353	—
Issuance of restricted stock awards	—	—	(1,788)	—	132,985	1,788	—
Dividend accrual reversal	—	—	—	3	—	—	3
Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

 The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$8,636	$(222)	$(6,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	60	—	2,384
Depreciation and amortization	2,178	2,772	3,018
Amortization of unearned stock compensation	1,298	1,176	856
Provision for doubtful accounts	73	68	285
Provision for inventory obsolescence	615	34	93
Deferred income taxes	(1,344)	1,314	6
Other non-cash items	62	222	(116)
Changes in operating assets and liabilities:
Accounts receivable	(2,507)	(12,719)	4,019
Inventories	(6,825)	(7,942)	10,483
Income taxes	14	1,499	(1,016)
Prepaid expenses	1,201	(1,368)	124
Book overdraft	(3,028)	(153)	(517)
Trade accounts payable	2,804	38	896
Accrued and other current liabilities	2,460	3,571	2,587
Other operating activities	(359)	368	147
Net cash provided by (used in) operating activities	5,338	(11,342)	17,243

Investing activities
Expenditures for property and equipment	(1,503)	(1,769)	(1,319)
Proceeds from disposals of property and equipment	20	8	5
Cash refunded (paid) for acquisition	—	193	(32,370)
Net cash used in investing activities	(1,483)	(1,568)	(33,684)

Financing activities
Borrowings on revolver	367,513	333,301	302,898
Payments on revolver	(369,752)	(320,133)	(281,698)
Proceeds from exercise of stock options	—	—	—
Payment of dividends	(48)	(81)	(2,495)
Purchase of treasury stock	(175)	(177)	(2,264)
Net cash (used in) provided by financing activities	(2,462)	12,910	16,441

Net change in cash	1,393	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$1,393	$—	$—
Supplemental disclosures
Cash paid during the year for interest	$2,811	$1,961	$728
Cash paid during the year for income taxes	$3,696	$64	$233

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

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

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2018	2017	2016
Denominator:
Weighted average common shares for basic earnings per share	16,389,876	16,269,611	16,345,679
Effect of dilutive securities	133,723	—	—
Denominator for diluted earnings per share	16,523,599	16,269,611	16,345,679

Stock awards to purchase 298,406, 808,391 and 685,054 shares of common stock were not included in the diluted net income (loss) per share calculation for 2018, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive. In 2017 and for the first quarter of 2018, the Company calculated earnings per share using the “two-class” method, whereby unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents were considered “participating securities”, as discussed in Note 8, and therefore, these participating securities were treated as a separate class in computing earnings per share.

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $0.2 million at December 31, 2018 and 2017, and a reserve for returns and allowances of $0.4 million at December 31, 2017. In 2018, the reserve for returns and allowances has been reclassified to accrued liabilities as a refund liability as a result of the adoption of the new revenue recognition standard. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2018	2017	2016
	(In thousands)
Balance at beginning of year	$172	$151	$132
Bad debt expense	73	68	285
Write-offs, net of recoveries	(63)	(47)	(266)
Balance at end of year	$182	$172	$151

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

The following table summarizes the changes in the inventory reserves for the past three years:

	2018	2017	2016
	(In thousands)
Balance at beginning of year	$3,925	$4,366	$4,829
Provision for inventory write-downs	615	34	93
Deduction for inventory write-offs	(831)	(475)	(556)
Balance at end of year	$3,709	$3,925	$4,366

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

Total depreciation expense was approximately $1.4 million for the each of the years ended December 31, 2018 and 2017, and $1.3 million for the year ended December 31, 2016.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2018, the goodwill balance was $22.4 million, representing 11.0% of the Company’s total assets.

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

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has four reporting units for this purpose. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required. If as a result of the qualitative assessment, the Company determines that an impairment test is required, or alternatively, if the Company elects to forego the qualitative assessment, the Company records an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.

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

Revenue Recognition, Returns & Allowances

The Company’s primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, or delivered (either by customer pickup or through common carrier). It is not normal Company practice to grant extended payment terms. Revenue is recognized net of any sales taxes collected, which are subsequently remitted to the appropriate taxing authorities. The Company treats its transportation costs (shipping and handling) as fulfillment costs and not as a separate performance obligation. These transportation costs are recorded in cost of sales.

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

Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement item being re-invoiced to the customer. Customer returns are recorded as an adjustment to sales. As a result of the adoption of the new revenue recognition standard, the reserve for returns and allowances has been reclassified from a contra-accounts receivable account to a liability account. The Company has no installation obligations.

The Company may offer sales incentives, which are accrued monthly as an adjustment to sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales, and freight charges are included as a component of cost of sales.

Credit Risk

No single customer accounted for 10% or more of the Company’s sales in 2018, 2017 or 2016. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expenses were $0.5 million for each of the years ended December 31, 2018 and 2017 and $0.4 million for the year ended December 31, 2016.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments.

Stock-Based Compensation

Restricted stock awards, units and cash awards are valued at the closing price of the Company’s stock on the grant date and are granted under the Company’s 2017 Stock Plan. Stock options issued under the Company’s now-expired 2006 Stock Plan had an exercise price equal to the fair value of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s stock-based compensation expense is included in salaries and commissions expense for employees and in other operating expenses for non-employee directors in the accompanying consolidated statements of operations.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies to determine whether a valuation allowance is required.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are those recent ASUs that were recently adopted by the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the ASU were effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU effective January 1, 2018, using the modified retrospective method, and adoption did not have a material impact on the Company’s consolidated financial statements. See above for the Company’s updated revenue recognition policy.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” This ASU added the SEC guidance released on December 22, 2017 regarding the income tax accounting implication of the Tax Cuts and Jobs Act to ASC Topic 740. At December 31, 2018, the Company has not made a material adjustment to the tax provision recorded under this ASU at December 31, 2017. The Company has completed its accounting for all of the tax effects of the Tax Cuts and Jobs Act.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, a lessee will be required to recognize a right-to-use asset and a lease liability for leases greater than 1 year, both capital and operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. In August 2018, the FASB amended the ASU with an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and the comparative periods presented in the financial statements continue to be in accordance with current GAAP. The Company will elect to use the package of practical expedients available under this amendment and will not elect the use of hindsight during transition. The Company has identified its leases or other contracts impacted by the new standard and is currently in the process of (i) finalizing the implementation of a software solution to account for leases under the new standard and (ii) updating its business processes and related policies, systems and controls to support recognition and disclosure under the new standard. The Company is still evaluating the impact that adopting this guidance will have on its consolidated financial statements.

2.	Detail of Selected Balance Sheet Accounts

Property and Equipment

Property and equipment are stated at cost and consist of:

	At December 31,
	2018	2017
	(In thousands)
Land	$2,476	$2,476
Buildings	8,501	8,207
Machinery and equipment	14,867	14,165
	25,844	24,848
Less accumulated depreciation	14,388	13,493
Total	$11,456	$11,355

Intangible assets

Intangible assets consist of:	At December 31,
	2018	2017
	(In thousands)
Tradenames	$5,936	$5,996
Customer relationships	18,620	18,620
	24,556	24,616
Less accumulated amortization:
Tradenames	—	—
Customer relationships	13,377	12,601
	13,377	12,601

Total	$11,179	$12,015

Intangible assets include customer relationships which are being amortized over 6 to 9 year useful lives. Tradenames have an indefinite life and are not amortized; however, they are tested annually for impairment. As of December 31, 2018, accumulated amortization on the acquired intangible assets was $13.4 million, and amortization expense was $0.8 million in the year ended December 31, 2018, $1.4 million in the year ended December 31, 2017 and $1.7 million in the year ended December 31, 2016. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
(In thousands)
2019	$777
2020	777
2021	777
2022	777
2023	777
2024	777
2025	583

Goodwill

	At December 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$22,353	$22,770
Less purchase price adjustment	—	417
Balance at end of year(1)	$22,353	$22,353

(1) The balance is net of $12.6 million of accumulated impairment losses.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2018	2017
	(In thousands)
Customer rebates	$6,163	$5,648
Payroll, commissions, and bonuses	3,047	3,056
Accrued inventory purchases	5,140	4,796
Property taxes	1,041	943
Freight	689	318
Refund liability	435	—
Professional fees	415	448
Accrued interest	259	206
Other	2,043	1,408
Total	$19,232	$16,823

3.	Impairment of Goodwill and Intangible Assets

The annual goodwill and indefinite-lived intangibles impairment test was performed as of October 1, 2018 for the Southern, Southwest and Vertex reporting units. This quantitative test indicated that goodwill was not impaired. The fair values of the reporting units were estimated using a discounted cash flow model (income approach) and a guideline public company method (market approach), giving 50% weight to each. The material assumptions used included cash flows based on future expected performance for the reporting units, weighted average costs of capital ranging from 11.5% to 15%, a long-term growth rate of 3% for the income approach and a control premium of 25.0% for the guideline public company method. The results of the test indicated that certain of the tradenames at Southwest were impaired. Accordingly, a charge of less than $0.1 million was recorded for 2018.

During the second quarter of 2016 and prior to the annual impairment test of goodwill in October 2016, the Company concluded that impairment indicators existed at the Houston Wire & Cable (“HWC”) reporting unit, due to a decline in its overall financial performance, decrease in the market capitalization and overall market demand. There were no such impairment indicators for the Southern Wire reporting unit.

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

Step two of the impairment analysis measured the goodwill impairment charge by allocating the HWC reporting unit’s fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculated implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination and recording the deferred tax impact. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill was recorded as an impairment loss.

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

The Company is still anticipating significant growth in the businesses acquired in 2010 and in 2016. If this projected growth is not achieved and or there are future reductions in our market capitalization or market multiples, further goodwill and intangible assets impairments may result.

4.	Debt

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the loan agreement remains as September 30, 2020. At December 31, 2018, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

The Company’s borrowings at December 31, 2018 and 2017 were $71.3 million and $73.6 million, respectively. The weighted average interest rates on outstanding borrowings were 4.1% and 3.2% at December 31, 2018 and 2017, respectively.

During 2018, the Company had an average available borrowing capacity of approximately $24.0 million. This average was computed from the monthly borrowing base certificates prepared for the lender. At December 31, 2018, the Company had available borrowing capacity of $28.7 million under the terms of the Loan Agreement. The Company paid $0.1 million for each of the years ended December 31, 2018 and 2017 and $0.2 million for the year ended December 31, 2016, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

(In thousands)
2019	$—
2020	71,316
Total	$71,316

5.	Income Taxes

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (previously known as “The Tax Cuts and Jobs Act”). In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update).” This ASU added the SEC guidance released on December 22, 2017 regarding the income tax accounting implication of the Tax Cuts and Jobs Act to ASC Topic 740. During 2017, the Company recorded income tax expense of $0.3 million to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%. As of December 31, 2018, the Company completed its analysis of its accounting for the income tax effects of tax reform and as a result no additional adjustments were recorded.

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$3,041	$1,280	$(1,285)
State	658	159	(95)
Total current	3,699	1,439	(1,380)

Deferred:
Federal	(1,246)	1,259	13
State	(98)	55	(7)
Total deferred	(1,344)	1,314	6

Total	$2,355	$2,753	$(1,374)

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income (loss) before taxes is as follows:

	Year Ended December 31,
	2018	2017	2016

Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	4.2	1.7
Impairment, non-deductible portion	0.1	—	(6.6)
Share-based compensation	1.2	15.2	(9.0)
Non-deductible items	2.1	4.6	(3.9)
Valuation allowance	(9.5)	41.0	—
Tax reform rate change	—	12.9	—
Other	2.2	(4.1)	1.4
Total effective tax rate	21.4%	108.8%	18.6%

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

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Uniform capitalization adjustment	$1,469	$1,272
Inventory valuation	1,179	1,334
Accounts receivable allowance	45	51
Stock compensation expense	681	725
Property and equipment	31	62
Other	548	134
Total deferred tax assets	3,953	3,578

Deferred tax liabilities
Goodwill	649	460
Intangibles	2,315	2,385
Other	59	109
Total deferred tax liabilities	3,023	2,954

Less: Valuation allowance	—	1,038
Net deferred tax assets/(liabilities)	$930	$(414)

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, to determine whether a valuation allowance is required. The result of the Company’s assessment is that it is more likely than not that the Company will generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company no longer requires a valuation allowance.

The Company does not have any unrecognized tax benefits recorded at December 2018, 2017 and 2016. The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2018, 2017 and 2016, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2014 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Under the terms of the 2017 Stock Plan, the Company acquired 25,368 shares that were surrendered by the holders to pay withholding taxes in 2018. Under the terms of the 2006 Stock Plan, the Company acquired 27,156 shares that were surrendered by the holders to pay withholding taxes in 2017.

The Company paid a quarterly cash dividend from August 2007 until August 2016, resulting in aggregate dividends in 2016 of $2.5 million.

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

Defined Contribution Plan

The Company maintains a combination profit-sharing plan and salary deferral plan for the benefit of its employees who are not covered by a collective bargaining agreement. Employees who are eligible to participate in the plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company matches 100% of the first 1% of the employee’s contribution. The Company’s match for the years ended December 31, 2018, 2017 and 2016 was $0.2 million for each year.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for those current and former employees of Vertex who are subject to a collective bargaining agreement. Currently, there are fifteen active employees, sixteen retired and six terminated employees covered by the plan. The benefit provisions to participants of the defined benefit plan are calculated based on the number of years of service and an annual negotiated plan benefit per year of service. Annual compensation (or future compensation increases) is not used in calculating the benefit or future plan contributions. It is the Company’s policy to fund amounts for pensions sufficient to meet the minimum funding requirements set forth in applicable employee benefit laws, which currently approximate the benefit payments made each year. A total contribution of less than $0.1 million was made during each of the years ended December 31, 2018, 2017 and 2016.

The current projected benefit obligation was $1.1 million and $1.0 million as of December 31, 2018 and 2017, respectively. The discount rate used to determine the projected benefit obligation was 4.18% and 3.77% in 2018 and 2017, respectively.

The Company’s investment policy is to maximize the expected return for an acceptable level of risk. The expected long-term rate of return on plan assets, which was 5%, is based on a target allocation of assets with the goal of earning the highest rate of return while maintaining risk at acceptable levels. The target asset allocations for the defined benefit plan were 68% and 69% equity securities and 32% and 31% debt securities as of December 31, 2018 and 2017, respectively.

The fair value of the assets of the defined benefit plan were as follows:

	At December 31,
	2018	2017
	(In thousands)
Equity mutual funds	$701	$740
Fixed income – corporate bonds	326	326
Total fair value of assets	$1,027	$1,066

The plan assets are all classified as Level 1 and as such have readily observable prices and therefore a reliable fair market value.

The Company expects to contribute approximately $0.1 million to the defined benefit plan in 2019 and expects the annual benefit payments to be approximately $0.1 million per year.

8.	Incentive Plans

On August 4, 2017, the Board of Directors approved the Houston Wire & Cable Company 2017 Stock Plan (the “2017 Plan”). The 2017 Plan was approved by the stockholders at the 2018 Annual Meeting on May 8, 2018. The 2017 Plan provides for discretionary grants of stock options, stock awards, stock units and stock appreciation rights (SARs) to employees and directors up to a total of 1,000,000 shares. Shares issuable under the 2017 Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2017 Plan expires, terminates or is forfeited or cancelled for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to the Company or withheld by the Company on behalf of a participant as payment for the award (including the exercise price of a stock option or SAR) or as payment for any withholding taxes due in connection with the award, or that are purchased by the Company with proceeds received from a stock option exercise, will not again be available for issuance. The 2017 Plan’s purpose is to attract and retain outstanding individuals as employees and directors of the Company and its subsidiaries and to provide them with additional incentive to expand and improve the Company’s profits by giving them the opportunity to acquire or increase their proprietary interest in the Company.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2018, 2017 or 2016.

All granted stock options have vested, with the last grant having an expiration date of December 20, 2021. The following summarizes stock option activity and related information:

	2018
	Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding-Beginning of year	223	$13.10	$—	2.84
Granted	—	—
Exercised	—	—
Forfeited	(30)	11.17
Expired	(39)	13.42
Outstanding-End of year	154	13.40	$—	2.52
Exercisable-End of year	154	13.40	$—	2.52

There was no excess tax benefit for the years ended December 31, 2018, 2017 and 2016.

There were no options exercised in the years ended December 31, 2018, 2017 and 2016. There is no intrinsic value of options outstanding and exercisable as of December 31, 2018 as the closing stock price at the end of 2018 creates a negative intrinsic value.

The total grant-date fair value of options vested during 2018 was $0, as all the options vested as of December 31, 2017. The total grant-date fair value of options vested during the years ended December 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

Restricted Stock Awards, Restricted Stock Units and Cash Awards

As a result of the approval of the 2017 Plan by the stockholders at the 2018 Annual Meeting, all cash/liability awards granted prior to stockholder approval of the 2017 Plan were reclassified to restricted stock units (equity) effective May 8, 2018. The total liability reclassified to additional paid-in-capital was $0.4 million. This modification resulted in an increase in total fair value of $0.1 million, recognized over the terms of the grants, which range from 1 to 5 years.

On December 4, 2018, the Board of Directors granted to the Company’s President and CEO 48,387 voting shares of restricted stock and to the CFO, 12,097 voting shares of restricted stock under the 2017 Plan. The shares vest in one-third increments on the first, second and third anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares or units vest.

The Board of Directors also granted 44,357 voting shares of restricted stock under the 2017 Plan to members of management on December 4, 2018. The shares vest in one-third increments on the third, fourth and fifth anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares or units vest.

On November 6, 2018 and June 1, 2018, the Company awarded restricted stock units with a grant date value of $30,000 and $55,000 for a total of 4,950 and 6,667 restricted stock units, respectively, to its newly appointed non-employee directors. These awards of restricted stock units vest at the date of the 2019 Annual Meeting of Stockholders. Each grant entitles the non-employee director to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

The following summarizes restricted stock activity for the year ended December 31, 2018:

	2018
	Shares		Units
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested -Beginning of year	238	$7.33	40	$7.50
Granted	133	6.51	43	7.47
Vested	(99)	7.61	(60)	7.65
Cancelled/Forfeited	(13)	7.63	(5)	7.65
Expired	—	—	—	—
Cash awards converted to equity	—	—	197	7.65
Non-vested -End of year	259	$6.78	215	$7.59

Total stock-based compensation cost was $1.3 million for the year ended December 31, 2018, $1.2 million for the year ended December 31, 2017, of which $1.0 million was for equity awards and $0.2 million was for liability awards, and $0.9 million for the year ended December 31, 2016. Total income tax benefit recognized for equity awards stock-based compensation arrangements was $0.2 million for each of the years ended December 31, 2018 and 2017 and $0.3 million for the year ended December 31, 2016.

As of December 31, 2018, there was $2.0 million of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 29 months. There are 627,283 shares available for future grants under the 2017 Plan at December 31, 2018.

9.	Commitments and Contingencies

The Company has entered into operating leases, primarily for distribution centers and office facilities. These operating leases frequently include renewal options at the fair rental value at the time of renewal. For leases with step rent provisions, whereby the rental payments increase incrementally over the life of the lease, the Company recognizes the total minimum lease payments on a straight line basis over the minimum lease term. Facility rent expense was approximately $3.7 million in 2018, $3.5 million in 2017 and $2.6 million in 2016.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2018:

(In thousands)
2019	$3,868
2020	3,026
2021	2,698
2022	2,550
2023	1,410
Thereafter	1,575
Total minimum lease payments	$15,127

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $54.5 million at December 31, 2018.

As a result of unfavorable lease terms relative to market for one of the leases acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining term of the lease, which was 54 months at December 31, 2018.

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

On March 12, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as lender and agent entered into a Second Amendment to Fourth Amended and Restated Loan and Security Agreement, extending the expiration date of the Company’s $100 million revolving credit facility until March 12, 2024, substantially, on the same terms as currently in effect.

11.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2018. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$87,906	$90,074	$93,852	$85,026
Gross profit	$20,979	$21,393	$22,347	$20,489
Operating income	$3,190	$3,046	$4,392	$3,270
Net income	$1,628	$2,455	$2,606	$1,947
Earnings per share:
Basic	$0.10	$0.15	$0.16	$0.12	(1)
Diluted	$0.10	$0.15	$0.16	$0.12	(1)

	Year Ended December 31, 2017
	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$82,146		$81,196	$75,646	$78,709
Gross profit	$20,843		$18,570	$16,318	$16,931
Operating income (loss)	$2,969		$2,047	$(162)	$(250)
Net income (loss)	$1,996		$(1,711)	$(54)	$(453)
Earnings (loss) per share:
Basic	$0.12	(1)	$(0.11)	$(0.00)	$(0.03)
Diluted	$0.12	(1)	$(0.11)	$(0.00)	$(0.03)

(1)	The “two-class” method was used to calculate earnings per share which resulted in the same value.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 23 and 24 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 based on criteria established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2018 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 24.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Christopher M. Micklas
James L. Pokluda III	Christopher M. Micklas
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on Internal Control over Financial Reporting

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control---Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Houston Wire & Cable Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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
March 15, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General - Section 16 (a) Beneficial Ownership Reporting Compliance” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance and Board Committees - Code of Business Conduct” section of the registrant’s definitive  Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance and Board Committees - Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance and Board Committees - Committees Established by the Board of Directors - Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees - Director Independence” and “Related Person Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accounting Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 2019.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2018 and 2017
●	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
●	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
●	Notes to Consolidated Financial Statements

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

10.12*	Houston Wire & Cable Company 2017 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.13*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.14*	Form of Restricted Stock Unit Award Agreement for Key Employees (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.15*	Form of Stock Appreciation Agreement (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)
10.16*	Form of Stock Award Agreement for Key Employees (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed May 14, 2018)

10.17*	Retirement and Consulting Agreement dated April 17, 2018 between Houston Wire & Cable Company and Nicol G. Graham. (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed April 27, 2018)

10.18*	Letter Agreement dated April 5, 2018 between Houston Wire & Cable Company and Christopher M. Micklas (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed April 13, 2018)

10.19*	Houston Wire & Cable Company Nonemployee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 14, 2017)

21.1	Subsidiaries of Houston Wire & Cable Company**

23.1	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 15, 2019	By:	/s/ CHRISTOPHER M. MICKLAS
Christopher M. Micklas Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 15, 2019
James L. Pokluda III

/s/ CHRISTOPHER M. MICKLAS	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 15, 2019
Christopher M. Micklas

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 15, 2019
William H. Sheffield

/s/ MICHAEL T. CAMPBELL	Director	March 15, 2019
Michael T. Campbell

/s/ ROY W. HALEY	Director	March 15, 2019
Roy W. Haley

/s/ ROBERT L. REYMOND	Director	March 15, 2019
Robert Reymond

/s/ SANDFORD W. ROTHE	Director	March 15, 2019
Sandford W. Rothe

/s/ G. GARY YETMAN	Director	March 15, 2019
G. Gary Yetman