Form 10-Q
period 2019-03-31
Houston Wire & Cable CO
filed 2019-05-10
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	HWCC	The Nasdaq Stock Market

At May 1, 2019 there were 16,612,396 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2019

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$256	$1,393
Accounts receivable, net:
Trade	58,350	52,946
Other	1,585	6,847
Inventories, net	95,325	94,325
Income taxes	—	435
Prepaids	1,742	737
Other current assets	490	—
Total current assets	157,748	156,683

Property and equipment, net	11,377	11,456
Intangible assets, net	10,984	11,179
Goodwill	22,353	22,353
Operating lease right-of-use assets, net	11,954	—
Deferred income taxes	747	930
Other assets	503	456
Total assets	$215,666	$203,057

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,829	$11,253
Accrued and other current liabilities	12,583	19,232
Operating lease liabilities	3,082	—
Income taxes	99	—
Total current liabilities	23,593	30,485

Debt	78,940	71,316
Operating lease long term liabilities	9,280	—
Other long term liabilities	440	578
Total liabilities	112,253	102,379

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,612,396 and 16,611,651 outstanding at March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid-in-capital	53,856	53,514
Retained earnings	108,360	105,975
Treasury stock	(58,824)	(58,832)
Total stockholders’ equity	103,413	100,678
Total liabilities and stockholders’ equity	$215,666	$203,057

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018

Sales	$85,270	$85,026
Cost of sales	64,011	64,537
Gross profit	21,259	20,489

Operating expenses:
Salaries and commissions	9,180	9,194
Other operating expenses	7,663	7,480
Depreciation and amortization	553	545
Total operating expenses	17,396	17,219

Operating income	3,863	3,270
Interest expense	741	644
Income before income taxes	3,122	2,626
Income tax expense	838	679
Net income	$2,284	$1,947

Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Weighted average common shares outstanding:
Basic	16,477,855	16,349,902
Diluted	16,577,126	16,422,961

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Impact of released deferred restricted stock units	—	—	—	—	2,251	16	16
Impact of adoption of ASU 2016-02 (Note 7)	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2017	20,988,952	$21	$54,006	$97,336	(4,497,771)	$(60,619)	$90,744

Net income	—	—	—	1,947	—	—	1,947
Repurchase of treasury shares	—	—	—	—	(8,798)	(63)	(63)
Amortization of unearned stock compensation	—	—	158	—	—	—	158
Balance at March 31, 2018	20,988,952	$21	$54,164	$99,283	(4,506,569)	$(60,682)	$92,786

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net income	$2,284	$1,947
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	553	545
Amortization of unearned stock compensation	342	313
Non-cash lease expense	986	—
Provision for refund liability	559	50
Provision for inventory obsolescence	170	224
Deferred income taxes	284	(137)
Other non-cash items	34	11
Changes in operating assets and liabilities:
Accounts receivable	(723)	2,749
Inventories	(1,170)	(5,511)
Prepaids	(1,005)	(1,435)
Other assets	(549)	—
Lease payments	(982)	—
Book overdraft	—	149
Trade accounts payable	(3,424)	297
Accrued and other current liabilities	(6,460)	(6,204)
Income taxes	534	809
Other operating activities	93	109
Net cash used in operating activities	(8,474)	(6,084)

Investing activities
Expenditures for property and equipment	(278)	(452)
Net cash used in investing activities	(278)	(452)

Financing activities
Borrowings on revolver	94,333	91,514
Payments on revolver	(86,709)	(84,886)
Payment of dividends	—	(29)
Release (purchase) of treasury stock/stock surrendered on vested awards	8	(63)
Lease payments	(17)	—
Net cash provided by financing activities	7,615	6,536

Net change in cash	(1,137)	—
Cash at beginning of period	1,393	—

Cash at end of period	$256	$—

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

The consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standard Update (“ASU”) to communicate changes to the codification. The Company considers the applicability and impact of all ASUs. The following are ASUs that were recently adopted by the Company.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance as amended, a lessee is required to recognize a right-of-use asset and a lease liability for leases greater than 1 year, both finance and operating leases. This update was effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. Under the transition rules, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and the comparative periods presented in the financial statements continue to be in accordance with previously-existing GAAP. The Company has adopted this ASU effective January 1, 2019. See Note 7 for detailed information.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payment arrangements with nonemployees for goods and services. Under the ASU, the guidance on such payments to nonemployees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The ASU superseded Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees,” and was effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this ASU in the first quarter of 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The guidance is effective for public companies beginning in the first quarter of 2020 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for public companies beginning in the first quarter of 2020 and early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update amend the guidance of the impairment of financial instruments and add an impairment model, known as the current expected credit loss (CECL) model. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

2.	Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended
	March 31,
	2019	2018
Denominator:
Weighted average common shares for basic earnings per share	16,477,855	16,349,902
Effect of dilutive securities	99,271	73,059
Weighted average common shares for diluted earnings per share	16,577,126	16,422,961

Stock awards to purchase 356,890 shares and 422,947 shares of common stock were not included in the diluted net income per share calculation for the three months ended March 31, 2019 and 2018, respectively, as their inclusion would have been anti-dilutive.

3.	Debt

On March 12, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, entered into a Second Amendment to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”). The Second Amendment extends the expiration date of the Company’s $100 million revolving credit facility until March 12, 2024. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At March 31, 2019, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

4.	Income Taxes

The Company calculates its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period.

5.	Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first three months of 2019 or 2018.

Restricted Stock Awards and Restricted Stock Units

On March 12, 2019, the Board of Directors granted 52,910 performance stock units to the Company’s President and CEO and 13,228 performance stock units to the CFO. Each grant of performance stock units vests on December 31, 2021, based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three-year period, as long as the grantee is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to the grantee if and when the related shares vest.

Total stock-based compensation cost was $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

6.	Commitments and Contingencies

As a result of unfavorable lease terms relative to market for one of the leases acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining term of the lease, which was 51 months at March 31, 2019.

The Company had outstanding under the Loan Agreement, letters of credit totaling $0.5 million to certain vendors as of March 31, 2019.

There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations.

7.	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and the series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use (ROU) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company elected the practical expedient available under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the Company’s financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. The Company also elected all other available practical expedients except the hindsight practical expedient. In electing the practical expedients, the Company utilized the transition practical expedient package whereby the Company did not reassess (i) whether any of the Company’s expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

The impact of Topic 842 on the Company’s consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The Company’s finance leases were immaterial prior to the adoption of Topic 842, and no change was made to the classification for these leases. As a result of the adoption of Topic 842, beginning retained earnings was impacted by $0.1 million and there was no impact to the income statement.

The Company leases property including warehouse space, offices, vehicles and office equipment. The Company determines if an arrangement is a lease at inception. As part of the transition to the new standard, the Company reviewed agreements with suppliers, vendors, customers, and other outside parties to determine if any agreements met the definition of an embedded lease. Based on the nature of the contracts reviewed, and various factors, including identified assets included in the agreement to which the Company has exclusive rights of control as described by Topic 842, were considered. The Company concluded that these are not material agreements with parties that would constitute an embedded lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining lease payments over the remaining lease term as of January 1, 2019. The Company is required to determine a discount rate in order to calculate the present value of lease payments. If the rate is not included in the lease or cannot be readily determined, the Company uses its incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. The Company recognizes lease components and non-lease components together and not as separate parts of a lease for all leases. The Company will exercise this practical expedient in the future by asset class.

The expenses generated by the lease activity of the Company as lessee for the three months ended March 31, 2019 were as follows:

Lease Type	Income Statement Classification	Amount
(Dollars in thousands)
Consolidated operating lease expense	Operating expenses	$986

Consolidated financing lease amortization	Operating expenses	17
Consolidated financing lease interest	Interest expense	2
Consolidating financing lease expense		19

Net lease cost	Operating expenses	$1,005

The value of the net assets and liabilities generated by the leasing activity of the Company as lessee as of March 31, 2019 were as follows:

Lease Type	Balance Sheet Classification	Amount
(Dollars in thousands)
Total ROU operating lease assets (1)	Operating lease right-of-use assets, net	$11,954
Total ROU financing lease assets (2)	Property and equipment, net	220
Total lease assets		$12,174

Total current operating lease obligation	Operating lease liabilities	$3,082
Total current financing lease obligation	Accrued and other current liabilities	70
Total current lease obligation		$3,152

Total long term operating lease obligation	Operating lease long term liabilities	$9,280
Total long term financing lease obligation	Other long term liabilities	159
Total long term lease obligation		$9,439

(1) Operating lease assets are recorded net of accumulated amortization of $0.8 million as of March 31, 2019

(2) Financing lease assets are recorded net of accumulated amortization of $0.1 million as of March 31, 2019

The future minimum lease payments for finance and operating lease liabilities of the Company as lessee as of March 31, 2019 were as follows:

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
(Dollars in thousands)
Year one	$3,665	$77	$3,742
Year two	2,831	72	2,903
Year three	2,680	61	2,741
Year four	2,322	32	2,354
Year five	1,081	1	1,082
Subsequent years	1,462	—	1,462
Total lease payments	14,041	243	14,284
Less: Interest	1,679	14	1,693
Present value of lease liabilities	$12,362	$229	$12,591

The weighted average remaining lease terms and discount rates of the leases held by the Company as of March 31, 2019 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating leases	4.7	5.5
Financing leases	3.3	3.6

The cash outflows of the leasing activity of the Company as lessee for the three months ended March 31, 2019 were as follows:

Cash Flow Source	Classification	Amount
(Dollars in thousands)
Operating cash outflows from operating leases	Operating activities	$980
Operating cash outflows from financing leases	Operating activities	2
Financing cash outflows from financing leases	Financing activities	17

Any leases, new or modified, for the three months ended March 31, 2019 are not material.

8.	Subsequent Events

Following the Annual Meeting of Stockholders on May 7, 2019, the Company approved the award of restricted stock units with a grant date value of $60,000 to each non-employee director who was elected and re-elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vests at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2018.

Overview

We are a provider of industrial products to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2019	2018

Sales	100.0%	100.0%
Cost of sales	75.1%	75.9%
Gross profit	24.9%	24.1%

Operating expenses:
Salaries and commissions	10.8%	10.8%
Other operating expenses	9.0%	8.8%
Depreciation and amortization	0.6%	0.6%
Total operating expenses:	20.4%	20.3%

Operating income	4.5%	3.8%
Interest expense	0.9%	0.8%

Income before income taxes	3.7%	3.1%
Income tax expense	1.0%	0.8%

Net income	2.7%	2.3%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2019 and 2018

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018	Change
Sales	$85.3	$85.0	$0.3	0.3%

Our sales for the first quarter were near flat at $85.3 million in 2019 compared to $85.0 million in 2018. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 5%, while Maintenance, Repair, and Operations (MRO) sales decreased 1%, as compared to 2018.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018	Change
Gross profit	$21.3	$20.5	$0.8	3.8%
Gross margin	24.9%	24.1%

Gross profit increased 3.8% to $21.3 million in 2019 from $20.5 million in 2018. The increase in gross profit was primarily attributable to higher product gross margin. Gross margin (gross profit as a percentage of sales) increased slightly to 24.9 % in 2019 from 24.1% in 2018 primarily due to improved pricing discipline and product mix.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$9.2	$9.2	$0.0	(0.2)%
Other operating expenses	7.7	7.5	0.2	2.4%
Depreciation and amortization	0.6	0.5	0.1	1.5%
Total operating expenses	$17.4	$17.2	$0.2	1.0%

Operating expenses as a percent of sales	20.4%	20.3%

Note: Due to rounding, numbers may not add up to total operating expenses.

Operating expenses in 2019 were almost flat compared to 2018, in line with the change in sales in 2019 versus 2018.

Interest Expense

Interest expense increased to $0.7 million in 2019 from $0.6 million in 2018 due to an increase in the average effective interest rate. Average debt was $73.5 million in 2019 compared to $76.9 million in 2018. The average effective interest rate was 3.9% in 2019 compared to 3.3% in 2018.

Income Taxes

The income tax expense of $0.8 million increased slightly from $0.7 million in the prior year period. The effective income tax rate for the quarter increased to 26.8% in 2019 from 25.9% in 2018 due to forfeited vested share-based awards.

Net Income

We achieved net income of $2.3 million in 2019 compared to $1.9 million in 2018.

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

Comparison of the Three Months Ended March 31, 2019 and 2018

Our net cash used in operating activities was $8.5 million for the three months ended March 31, 2019 compared to $6.1 million in 2018. We had net income of $2.3 million in 2019 compared to $1.9 million in 2018.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $13.7 million in 2019. A decrease in accrued and other liabilities of $6.5 million and a decrease in accounts payable of $3.4 million combined with an increase of $1.2 million in inventories, $1.0 million in lease payments, $1.0 million in prepaid expenses, and $0.7 million in accounts receivable were the main uses of cash.

Net cash used in investing activities was $0.3 million in 2019 compared to $0.5 million in 2018.

Net cash provided by financing activities was $7.6 million in 2019 compared to $6.5 million in 2018. Net borrowings on the revolver of $7.6 million were the primary source for financing activities in 2019.

Indebtedness

Our principal source of liquidity at March 31, 2019 was working capital of $134.2 million compared to $126.2 million at December 31, 2018. We also had available borrowing capacity of $20.6 million at March 31, 2019 and $28.7 million at December 31, 2018 under our loan agreement. The availability at March 31, 2019 is net of outstanding letters of credit of $0.5 million.

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

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2019.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$78,940	$—	$—	$78,940	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

As of March 31, 2019, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842).” Changes were made to business processes, including information systems, to capture the additional recording and reporting obligations required by the new ASU. To maintain adequate controls over these new business processes and information systems, the Company evaluated, updated and added new internal controls over financial reporting applicable to lease accounting and reporting. There have been no other changes in its internal control over financial reporting in the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A. Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Not applicable and has been omitted.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer