Form 10-Q
period 2019-06-30
Houston Wire & Cable CO
filed 2019-08-09
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At August 1, 2019 there were 16,645,182 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2019

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$—	$1,393
Accounts receivable, net:
Trade	55,877	52,946
Other	3,313	6,847
Inventories, net	106,273	94,325
Income taxes	577	435
Prepaids	2,108	737
Other current assets	490	—
Total current assets	168,638	156,683

Property and equipment, net	12,033	11,456
Intangible assets, net	10,790	11,179
Goodwill	22,353	22,353
Operating lease right-of-use assets, net	11,176	—
Deferred income taxes	571	930
Other assets	490	456
Total assets	$226,051	$203,057

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$330	$—
Trade accounts payable	13,359	11,253
Accrued and other current liabilities	21,612	19,232
Operating lease liabilities	2,961	—
Total current liabilities	38,262	30,485

Debt	73,107	71,316
Operating lease long term liabilities	8,628	—
Other long term liabilities	706	578
Total liabilities	120,703	102,379

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,645,182 and 16,611,651 outstanding at June 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in-capital	53,620	53,514
Retained earnings	110,003	105,975
Treasury stock	(58,296)	(58,832)
Total stockholders’ equity	105,348	100,678
Total liabilities and stockholders’ equity	$226,051	$203,057

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales	$85,326	$93,852	$170,596	$178,878
Cost of sales	64,789	71,505	128,800	136,042
Gross profit	20,537	22,347	41,796	42,836

Operating expenses:
Salaries and commissions	9,244	9,906	18,424	19,100
Other operating expenses	7,729	7,508	15,392	14,988
Depreciation and amortization	534	541	1,087	1,086
Total operating expenses	17,507	17,955	34,903	35,174

Operating income	3,030	4,392	6,893	7,662
Interest expense	738	773	1,479	1,417
Income before income taxes	2,292	3,619	5,414	6,245
Income tax expense	649	1,013	1,487	1,692
Net income	$1,643	$2,606	$3,927	$4,553

Earnings per share:
Basic	$0.10	$0.16	$0.24	$0.28
Diluted	$0.10	$0.16	$0.24	$0.28
Weighted average common shares outstanding:
Basic	16,504,471	16,387,112	16,491,236	16,368,610
Diluted	16,597,496	16,489,671	16,571,113	16,459,736

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Cumulative effect of accounting change (Note 7)	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

Net income	—	—	—	1,643	—	—	1,643
Repurchase of treasury shares	—	—	—	—	(11,951)	(73)	(73)
Amortization of unearned stock compensation	—	—	365	—	—	—	365
Impact of released vested restricted stock units	—	—	(601)	—	44,737	601	—
Balance at June 30, 2019	20,988,952	$21	$53,620	$110,003	(4,343,770)	$(58,296)	$105,348

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2017	20,988,952	$21	$54,006	$97,336	(4,497,771)	$(60,619)	$90,744

Net income	—	—	—	1,947	—	—	1,947
Repurchase of treasury shares	—	—	—	—	(8,798)	(63)	(63
Amortization of unearned stock compensation	—	—	158	—	—	—	158
Balance at March 31, 2018	20,988,952	$21	$54,164	$99,283	(4,506,569)	$(60,682)	$92,786

Net income	—	—	—	2,606	—	—	2,606
Repurchase of treasury shares	—	—	—	—	(10,273)	(75)	(75)
Amortization of unearned stock compensation	—	—	304	—	—	—	304
Amortization of reclassed liability awards	—	—	411	—	—	—	411
Impact of released vested restricted stock units	—	—	(353)	—	26,185	353	—
Issuance of restricted stock award	—	—	(379)	—	28,144	379	—
Balance at June 30, 2018	20,988,952	$21	$54,147	$101,889	(4,462,513)	$(60,025)	$96,032

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018

Operating activities
Net income	$3,927	$4,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,087	1,086
Amortization of unearned stock compensation	707	703
Non-cash lease expense	1,968	—
Provision for refund liability	471	108
Provision for inventory obsolescence	459	191
Deferred income taxes	460	(82)
Other non-cash items	83	21
Changes in operating assets and liabilities:
Accounts receivable	75	(5,403)
Inventories	(12,407)	105
Prepaids	(1,371)	196
Other assets	(550)	(12)
Lease payments	(1,963)	—
Book overdraft	330	(1,716)
Trade accounts payable	2,106	(439)
Accrued and other current liabilities	2,235	(4,483)
Income taxes	(142)	(399)
Other operating activities	359	(104)
Net cash used in operating activities	(2,166)	(5,675)

Investing activities
Expenditures for property and equipment	(875)	(741)
Net cash used in investing activities	(875)	(741)

Financing activities
Borrowings on revolver	175,417	179,994
Payments on revolver	(173,626)	(173,401)
Payment of dividends	(30)	(39)
Purchase of treasury stock/stock surrendered on vested awards	(65)	(138)
Lease payments	(48)	—
Net cash provided by financing activities	1,648	6,416

Net change in cash	(1,393)	—
Cash at beginning of period	1,393	—

Cash at end of period	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products through twenty-one locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance as amended, a lessee is required to recognize a right-of-use asset and a lease liability for leases greater than 1 year, both finance and operating leases. This update was effective for public companies for fiscal years beginning after December 15, 2018. Under the transition rules, an entity initially applies the new leases standard at the adoption date, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and the comparative periods presented in the financial statements continue to be in accordance with previously-existing GAAP. The Company adopted this ASU effective January 1, 2019. See Note 7 for detailed information.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the accounting for share-based payment arrangements with nonemployees for goods and services. Under the ASU, the guidance on such payments to nonemployees is aligned with the accounting for share-based payments granted to employees, including the measurement of equity-classified awards, which is fixed at the grant date under the new guidance. The ASU superseded Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees,” and was effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this ASU in the first quarter of 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The guidance is effective for public companies beginning in the first quarter of 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this update eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning in the first quarter of 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for public companies beginning in the first quarter of 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Denominator:
Weighted average common shares for basic earnings per share	16,504,471	16,387,112	16,491,236	16,368,610
Effect of dilutive securities	93,025	102,559	79,877	91,126
Weighted average common shares for diluted earnings per share	16,597,496	16,489,671	16,571,113	16,459,736

Stock awards to purchase 275,494 and 300,117 shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and 286,141 and 286,121 shares for the six months ended June 30, 2019 and 2018, respectively, were not included in the diluted net income per share calculation as their inclusion would have been anti-dilutive.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At June 30, 2019, the Company was in compliance with the availability-based covenants governing its indebtedness.

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

Stock Option Awards

There were no stock option awards granted during the first six months of 2019 or 2018.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 7, 2019, the Company granted restricted stock units with a grant date value of $60,000 to each non-employee director who was elected and re-elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vests at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

Total stock-based compensation cost was $0.4 million for each of the three months ended June 30, 2019 and 2018, and $0.7 million for each of the six months ended June 30, 2019 and 2018, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

6.	Commitments and Contingencies

As a result of unfavorable lease terms relative to market for a facility in Massachusetts acquired as part of the Vertex acquisition in 2016, there is a remaining additional liability of $0.2 million that is being amortized over the remaining term of the lease, which was 48 months at June 30, 2019. See Note 8.

The Company had outstanding under the Loan Agreement letters of credit totaling $1.7 million to certain vendors as of June 30, 2019.

There are no legal proceedings pending against or involving the Company that, in management’s opinion, based on the current known facts and circumstances, are expected to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations.

7.	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and the series of related ASUs that followed (collectively referred to as “Topic 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a right-of-use (ROU) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company elected the practical expedient available under ASU 2018-11 “Leases: Targeted Improvements,” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the Company’s financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. The Company also elected all other available practical expedients except the hindsight practical expedient. In electing the practical expedients, the Company utilized the transition practical expedient package whereby the Company did not reassess (i) whether any of the Company’s expired or existing contracts contain a lease, (ii) the classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

The impact of Topic 842 on the Company’s consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The Company’s finance leases were immaterial prior to the adoption of Topic 842, and no change was made to the classification of these leases. As a result of the adoption of Topic 842, beginning retained earnings was impacted by $0.1 million and there was no impact to the income statement.

The Company leases property including warehouse space, offices, vehicles and office equipment. The Company determines if an arrangement is a lease at inception. As part of the transition to the new standard, the Company reviewed agreements with suppliers, vendors, customers, and other outside parties to determine if any agreements met the definition of an embedded lease. This is based on the nature of the contracts reviewed, and various factors, including identified assets included in the agreement to which the Company has exclusive rights of control as described by Topic 842. The Company concluded that these are not material agreements with parties that would constitute an embedded lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

The expenses generated by the lease activity of the Company as lessee for the three months and six months ended June 30, 2019 were as follows:

		Three Months Ended	Six Months Ended
Lease Type	Income Statement Classification	June 30, 2019
(Dollars in thousands)
Consolidated operating lease expense	Operating expenses	$982	$1,968

Consolidated financing lease amortization	Operating expenses	33	50
Consolidated financing lease interest	Interest expense	4	6
Consolidating financing lease expense		37	56

Net lease cost	Operating expenses	$1,019	$2,024

The value of the net assets and liabilities generated by the leasing activity of the Company as lessee as of June 30, 2019 were as follows:

Lease Type	Balance Sheet Classification	Amount
(Dollars in thousands)
Total ROU operating lease assets (1)	Operating lease right-of-use assets, net	$11,176
Total ROU financing lease assets (2)	Property and equipment, net	609
Total lease assets		$11,785

Total current operating lease obligation	Operating lease liabilities	$2,961
Total current financing lease obligation	Accrued and other current liabilities	169
Total current lease obligation		$3,130

Total long term operating lease obligation	Operating lease long term liabilities	$8,628
Total long term financing lease obligation	Other long term liabilities	451
Total long term lease obligation		$9,079

(1) Operating lease assets are recorded net of accumulated amortization of $1.6 million as of June 30, 2019

(2) Financing lease assets are recorded net of accumulated amortization of $0.2 million as of June 30, 2019

The future minimum lease payments for finance and operating lease liabilities of the Company as lessee as of June 30, 2019 were as follows:

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
(Dollars in thousands)
Year one	$3,504	$192	$3,696
Year two	2,721	177	2,898
Year three	2,694	149	2,843
Year four	2,103	101	2,204
Year five	795	57	852
Subsequent years	1,290	—	1,290
Total lease payments	13,107	676	13,783
Less: Interest	1,518	56	1,574
Present value of lease liabilities	$11,589	$620	$12,209

The weighted average remaining lease terms and discount rates of the leases held by the Company as of June 30, 2019 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating leases	4.5	5.5
Financing leases	3.9	4.3

The cash outflows of the leasing activity of the Company as lessee for the six months ended June 30, 2019 were as follows:

Cash Flow Source	Classification	Amount
(Dollars in thousands)
Operating cash outflows from operating leases	Operating activities	$1,957
Operating cash outflows from financing leases	Operating activities	6
Financing cash outflows from financing leases	Financing activities	48

During the six months ended June 30, 2019, the Company recorded non-cash ROU financing lease assets and corresponding financing lease obligations totaling $0.4 million related to new and modified lease agreements. Any operating leases, new or modified, as well as any sublease income for the six months ended June 30, 2019, are not material.

8.	Subsequent Events

On July 22, 2019, the Company modified certain terms of the lease agreement with the landlord of Vertex’s Massachusetts facility, including early termination of the lease on November 30, 2019 and Vertex subleasing a portion of the space until the end of November. In connection with the modification, the Company will make a payment of approximately $2.5 million to the lessor. The Company will be relieved of $2.8 million of future rent payments, along with other future costs associated with the lease including property taxes, insurance, utilities and maintenance otherwise required in the original lease agreement.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9%	76.2%	75.5%	76.1%
Gross profit	24.1%	23.8%	24.5%	23.9%

Operating expenses:
Salaries and commissions	10.8%	10.6%	10.8%	10.7%
Other operating expenses	9.1%	8.0%	9.0%	8.4%
Depreciation and amortization	0.6%	0.6%	0.6%	0.6%
Total operating expenses	20.5%	19.1%	20.5%	19.7%

Operating income	3.6%	4.7%	4.0%	4.3%
Interest expense	0.9%	0.8%	0.9%	0.8%

Income before income taxes	2.7%	3.9%	3.2%	3.5%
Income tax expense	0.8%	1.1%	0.9%	0.9%

Net income	1.9%	2.8%	2.3%	2.5%

Note:     Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended June 30, 2019 and 2018

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Sales	$85.3	$93.9	$(8.5)	(9.1)%

Our sales for the second quarter decreased from $93.9 million in 2018 to $85.3 million in 2019. The decrease in sales was primarily due to reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 2%, while Maintenance, Repair, and Operations (MRO) sales decreased 11%, as compared to 2018.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Gross profit	$20.5	$22.3	$(1.8)	(8.1)%
Gross margin	24.1%	23.8%

Gross profit decreased 8.1% to $20.5 million in 2019 from $22.3 million in 2018. The decrease in gross profit was attributable to reduced sales from oil and gas geographies and fasteners. Gross margin (gross profit as a percentage of sales) increased slightly to 24.1% in 2019 from 23.8% in 2018 primarily due to product mix and pricing discipline.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$9.2	$9.9	$(0.7)	(6.7)%
Other operating expenses	7.7	7.5	0.2	2.9%
Depreciation and amortization	0.5	0.5	0.0	(1.3)%
Total operating expenses	$17.5	$18.0	$0.4	(2.5)%

Operating expenses as a percent of sales	20.5%	19.1%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.7 million from the second quarter 2018 compared to 2019 due to lower commissions resulting from the reduction in sales and gross profit, offset by an increase in headcount.

Other operating expenses increased slightly due to higher expense, approximately $0.2 million, from the computer system upgrade and conversion.

Depreciation and amortization were flat year over year.

Operating expenses as a percentage of sales increased to 20.5% in 2019 from 19.1% in 2018, as the reduction in sales changed at a greater rate than the decrease in operating expenses.

Interest Expense

Interest expense decreased slightly from $0.8 million in 2018 to $0.7 million in 2019 as a result of lower average debt, offset by an increase in interest rates. Average debt was $74.3 million in 2019 compared to $82.5 million in 2018. The average effective interest rate was 3.9% in 2019 compared to 3.7% in 2018.

Income Taxes

The income tax expense of $0.6 million decreased from $1.0 million in the prior year period due to lower pretax income. The effective income tax rate for the quarter was near flat at 28.3 % in 2019 compared to 28.0% in 2018.

Net Income

We achieved net income of $1.6 million in 2019 compared to $2.6 million in 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Sales	$170.6	$178.9	$(8.3)	(4.6)%

Our sales for the six month period decreased 4.6% from $178.9 million in 2018 to $170.6 million in 2019. The primary reasons for the decrease were reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. Our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, is estimated to have increased 3%, from 2018. MRO decreased 6%, from 2018.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Gross profit	$41.8	$42.8	$(1.0)	(2.4)%
Gross margin	24.5%	23.9%	0.6%

Gross profit decreased 2.4% from $42.8 million in 2018 to $41.8 million in 2019. The decrease in gross profit was primarily attributable to the reduction in sales. Gross margin increased slightly to 24.5% in 2019 from 23.9% in 2018, primarily due to product mix and pricing discipline.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$18.4	$19.1	$(0.7)	(3.5)%
Other operating expenses	15.4	15.0	0.4	2.7%
Depreciation and amortization	1.1	1.1	0.0	0.1%
Total operating expenses	$34.9	$35.2	$(0.3)	(0.8)%

Operating expenses as a percent of sales	20.5%	19.7%	0.8%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.7 million between the periods due to lower commissions resulting from the reduction in sales and gross profit, offset by a slight increase in headcount.

Other operating expenses increased slightly due to higher expense, approximately $0.2 million, from the computer system upgrade and conversion.

Depreciation and amortization were flat year over year.

Operating expenses as a percentage of sales increased to 20.5% in 2019 from 19.7% in 2018, as sales levels fell at a greater rate than the reduction in operating expenses.

Interest Expense

Interest expense increased 4.4% to $1.5 million in 2019 from $1.4 million in 2018 due to higher interest rates. Average debt was $73.9 million in 2019 compared to $79.7 million in 2018. The average effective interest rate rose to 3.9% in 2019 from 3.5% in the prior year period.

Income Taxes

The income tax expense of $1.5 million in 2019 decreased from $1.7 million in 2018 due to lower pretax income. The effective income tax rate increased slightly to 27.5% in 2019 to 27.1% in 2018, primarily due to the release of vested share-based awards.

Net Income

We achieved net income of $3.9 million in 2019 compared to $4.6 million in 2018.

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

Comparison of the Six Months Ended June, 2019 and 2018

Our net cash used in operating activities was $2.2 million for the six months ended June 30, 2019 compared to $5.7 million in 2018. We had net income of $3.9 million in 2019 compared to $4.6 million in 2018.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $11.3 million in 2019. An increase in inventories of $12.4 million primarily due to incentives offered by certain vendors on high volume inventory, as well as rebalancing inventory levels at regional locations, lease payments of $1.9 million and prepaid expenses of $1.4 million were the main uses of cash. Partially offsetting these uses of cash were increases in accounts payable and accrued liabilities of $2.1 million and $2.2 million, respectively, primarily due to increased inventory purchases in the second quarter of 2019.

Net cash used in investing activities was $0.9 million in 2019 compared to $0.7 million in 2018.

Net cash provided by financing activities was $1.6 million in 2019 compared to $6.4 million in 2018. Net borrowings on the revolver of $1.8 million were the primary source for financing activities in 2019.

Indebtedness

Our principal source of liquidity at June 30, 2019 was working capital of $130.4 million compared to $126.2 million at December 31, 2018. We also had available borrowing capacity of $25.2 million at June 30, 2019 and $28.7 million at December 31, 2018 under our loan agreement. The availability at June 30, 2019 is net of outstanding letters of credit of $1.7 million.

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

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2019.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$73,107	$—	$—	$73,107	$—

There were no material changes in operating lease obligations or non-cancellable purchase obligations since December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

As of June 30, 2019, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A. Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Not applicable and has been omitted.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2019	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer