Form 10-Q
period 2019-09-30
Houston Wire & Cable CO
filed 2019-11-08
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2019

or

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

At November 1, 2019 there were 16,399,484 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2019

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash	$6	$1,393
Accounts receivable, net:
Trade	55,681	52,946
Other	4,847	6,847
Inventories, net	105,867	94,325
Income taxes	1,323	435
Prepaids	1,508	737
Other current assets	768	—
Total current assets	170,000	156,683

Property and equipment, net	13,890	11,456
Intangible assets, net	10,596	11,179
Goodwill	22,353	22,353
Operating lease right-of-use assets, net	9,872	—
Deferred income taxes	578	930
Other assets	464	456
Total assets	$227,753	$203,057

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$—	$—
Trade accounts payable	12,289	11,253
Accrued and other current liabilities	19,547	19,232
Operating lease liabilities	4,737	—
Total current liabilities	36,573	30,485

Debt	77,903	71,316
Operating lease long term liabilities	7,671	—
Other long term liabilities	1,658	578
Total liabilities	123,805	102,379

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,408,916 and 16,611,651 outstanding at September 30, 2019 and December 31, 2018, respectively	21	21
Additional paid-in-capital	53,996	53,514
Retained earnings	109,282	105,975
Treasury stock	(59,351)	(58,832)
Total stockholders’ equity	103,948	100,678
Total liabilities and stockholders’ equity	$227,753	$203,057

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$85,403	$90,074	$255,999	$268,952
Cost of sales	65,972	68,681	194,772	204,723
Gross profit	19,431	21,393	61,227	64,229

Operating expenses:
Salaries and commissions	9,249	9,778	27,673	28,878
Other operating expenses	9,602	8,028	24,994	23,016
Depreciation and amortization	667	541	1,754	1,627
Total operating expenses	19,518	18,347	54,421	53,521

Operating income (loss)	(87)	3,046	6,806	10,708
Interest expense	812	739	2,291	2,156
Income (loss) before income taxes	(899)	2,307	4,515	8,552
Income tax expense (benefit)	(178)	(148)	1,309	1,544
Net income (loss)	$(721)	$2,455	$3,206	$7,008

Earnings (loss) per share:
Basic	$(0.04)	$0.15	$0.19	$0.43
Diluted	$(0.04)	$0.15	$0.19	$0.42
Weighted average common shares outstanding:
Basic	16,443,446	16,404,805	16,475,131	16,380,807
Diluted	16,443,446	16,563,245	16,558,068	16,492,217

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Cumulative effect of accounting change (Note 7)	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

Net income	—	—	—	1,643	—	—	1,643
Repurchase of treasury shares	—	—	—	—	(11,951)	(73)	(73)
Amortization of unearned stock compensation	—	—	365	—	—	—	365
Impact of released vested restricted stock units	—	—	(601)	—	44,737	601	—
Balance at June 30, 2019	20,988,952	$21	$53,620	$110,003	(4,343,770)	$(58,296)	$105,348

Net loss	—	—	—	(721)	—	—	(721)
Repurchase of treasury shares	—	—	—	—	(236,266)	(1,055)	(1,055)
Amortization of unearned stock compensation	—	—	376	—	—	—	376
Balance at September 30, 2019	20,988,952	$21	$53,996	$109,282	(4,580,036)	$(59,351)	$103,948

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2017	20,988,952	$21	$54,006	$97,336	(4,497,771)	$(60,619)	$90,744

Net income	—	—	—	1,947	—	—	1,947
Repurchase of treasury shares	—	—	—	—	(8,798)	(63)	(63)
Amortization of unearned stock compensation	—	—	158	—	—	—	158
Balance at March 31, 2018	20,988,952	$21	$54,164	$99,283	(4,506,569)	$(60,682)	$92,786

Net income	—	—	—	2,606	—	—	2,606
Repurchase of treasury shares	—	—	—	—	(10,273)	(75)	(75)
Amortization of unearned stock compensation	—	—	304	—	—	—	304
Amortization of reclassed liability awards	—	—	411	—	—	—	411
Impact of released vested restricted stock units	—	—	(353)	—	26,185	353	—
Issuance of restricted stock award	—	—	(379)	—	28,144	379	—
Balance at June 30, 2018	20,988,952	$21	$54,147	$101,889	(4,462,513)	$(60,025)	$96,032

Net income	—	—	—	2,455	—	—	2,455
Amortization of unearned stock compensation	—	—	384	—	—	—	384
Impact of forfeited awards	—	—	40	—	(3,000)	(40)	—
Balance at September 30, 2018	20,988,952	$21	$54,571	$104,344	(4,465,513)	$(60,065)	$98,871

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018

Operating activities
Net income	$3,206	$7,008
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,754	1,627
Amortization of unearned stock compensation	1,083	1,085
Non-cash lease expense	5,143	—
Provision for refund liability	751	40
Provision for inventory obsolescence	426	813
Deferred income taxes	453	(1,537)
Other non-cash items	101	53
Changes in operating assets and liabilities:
Accounts receivable	(1,546)	(7,668)
Inventories	(11,968)	833
Prepaids	(771)	316
Other assets	(817)	(192)
Lease payments	(3,016)	—
Book overdraft	—	(1,300)
Trade accounts payable	1,036	901
Accrued and other current liabilities	(1,186)	(267)
Income taxes	(888)	(101)
Other operating activities	1,311	(72)
Net cash (used in) provided by operating activities	(4,928)	1,539

Investing activities
Expenditures for property and equipment	(1,742)	(1,210)
Net cash used in investing activities	(1,742)	(1,210)

Financing activities
Borrowings on revolver	266,322	270,609
Payments on revolver	(259,735)	(270,761)
Payment of dividends	(30)	(39)
Purchase of treasury stock/stock surrendered on vested awards	(1,120)	(138)
Lease payments	(154)	—
Net cash provided by (used in) financing activities	5,283	(329)

Net change in cash	(1,387)	—
Cash at beginning of period	1,393	—

Cash at end of period	$6	$—

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

The consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Denominator:
Weighted average common shares for basic earnings per share	16,443,446	16,404,805	16,475,131	16,380,807
Effect of dilutive securities	—	158,440	82,937	111,410
Weighted average common shares for diluted earnings per share	16,443,446	16,563,245	16,558,068	16,492,217

Stock awards to purchase 658,420 and 223,477 shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 322,771 and 295,387 shares for the nine months ended September 30, 2019 and 2018, respectively, were not included in the diluted net (loss) income per share calculation as their inclusion would have been anti-dilutive.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At September 30, 2019, the Company was in compliance with the availability-based covenant and fixed coverage ratio governing its indebtedness.

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

During the third quarter of 2019, the Company modified certain terms of the lease agreement with the landlord of Vertex’s Massachusetts facility, further described in the Lease footnote. In connection with the modification, the Company recognized expense of approximately $2.2 million, which was treated as a discrete item.

In the third quarter 2018, the valuation allowance of $1.0 million was released.

5.	Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first nine months of 2019 or 2018.

Restricted Stock Awards and Restricted Stock Units

Following the Annual Meeting of Stockholders on May 7, 2019, the Company granted restricted stock units with a grant date value of $60,000 to each non-employee director who was elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vests at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

Total stock-based compensation cost was $0.4 million for each of the three months ended September 30, 2019 and 2018, and $1.1 million for each of the nine months ended September 30, 2019 and 2018, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

6.	Commitments and Contingencies

The Company had outstanding under the Loan Agreement letters of credit totaling $1.8 million to certain vendors as of September 30, 2019.

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

The expenses generated by the lease activity of the Company as lessee for the three months and nine months ended September 30, 2019 were as follows:

		Three Months Ended	Nine Months Ended
Lease Type	Income Statement Classification	September 30, 2019
(Dollars in thousands)
Consolidated operating lease expense	Operating expenses	$3,175	$5,143

Consolidated financing lease amortization	Operating expenses	110	160
Consolidated financing lease interest	Interest expense	24	30
Consolidated financing lease expense		134	190

Net lease cost		$3,309	$5,333

The value of the net assets and liabilities generated by the leasing activity of the Company as lessee as of September 30, 2019 were as follows:

Lease Type	Balance Sheet Classification	Amount
(Dollars in thousands)
Total ROU operating lease assets (1)	Operating lease right-of-use assets, net	$9,872
Total ROU financing lease assets (2)	Property and equipment, net	1,972
Total lease assets		$11,844

Total current operating lease obligation	Operating lease liabilities	$4,737
Total current financing lease obligation	Accrued and other current liabilities	449
Total current lease obligation		$5,186

Total long term operating lease obligation	Operating lease long term liabilities	$7,671
Total long term financing lease obligation	Other long term liabilities	1,537
Total long term lease obligation		$9,208

(1) Operating lease assets are recorded net of accumulated amortization of $1.9 million as of September 30, 2019

(2) Financing lease assets are recorded net of accumulated amortization of $0.3 million as of September 30, 2019

The future minimum lease payments for finance and operating lease liabilities of the Company as lessee as of September 30, 2019 were as follows:

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
(Dollars in thousands)
Year one	$5,204	$543	$5,747
Year two	2,293	507	2,800
Year three	2,304	477	2,781
Year four	1,549	409	1,958
Year five	1,258	298	1,556
Subsequent years	1,159	—	1,159
Total lease payments	13,767	2,234	16,001
Less: Interest	1,359	248	1,607
Present value of lease liabilities	$12,408	$1,986	$14,394

The weighted average remaining lease terms and discount rates of the leases held by the Company as of September 30, 2019 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating leases	4.7	5.4
Financing leases	4.4	5.3

The cash outflows of the leasing activity of the Company as lessee for the nine months ended September 30, 2019 were as follows:

Cash Flow Source	Classification	Amount
(Dollars in thousands)
Operating cash outflows from operating leases	Operating activities	$2,993
Operating cash outflows from financing leases	Operating activities	23
Financing cash outflows from financing leases	Financing activities	154

On July 22, 2019, the Company modified certain terms of the lease agreement with the landlord of Vertex's Massachusetts facility, including early termination of the lease on November 30, 2019 and Vertex subleasing a portion of the space until the end of November. In connection with the modification, the Company recognized expense related to an early termination liability of approximately $2.2 million in the third quarter of 2019. The payment to the landlord will be made in November 2019. During the quarter, the Company also extended the terms of one of the Houston Wire & Cable facilities for five years, resulting in an increase to the ROU operating lease asset and obligation by approximately $2.2 million.

During the nine months ended September 30, 2019, the Company recorded non-cash ROU financing lease assets and corresponding financing lease obligations totaling $1.9 million primarily related to IT infrastructure lease agreements. Any operating leases, new or modified, with exception of the two leases previously mentioned, as well as any sublease income for the nine months ended September 30, 2019 are not material. The Company has entered into operating leases that will be commencing in the fourth quarter of 2019, with significant rights and obligations of approximately $2.9 million.

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

On July 22, 2019, an agreement was reached which allowed for the early termination, during the fourth quarter 2019, of the Vertex warehouse in Attleboro, Massachusetts. We agreed to pay $2.5 million, which includes $0.3 million for repairs, in consideration for the reduction in lease term. In connection with the closure of the Attleboro warehouse, we are increasing our Vertex Chicago warehouse capacity and will open a new facility in Edison, New Jersey by the end on 2019. Going forward, it is anticipated that the net annual operating expense savings resulting from these warehouse activities will be approximately $1 million.

Overview

We are a provider of industrial products to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to the inventory obsolescence reserve, the realization of deferred tax assets and liabilities and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.2%	76.2%	76.1%	76.1%
Gross profit	22.8%	23.8%	23.9%	23.9%

Operating expenses:
Salaries and commissions	10.8%	10.9%	10.8%	10.7%
Other operating expenses	11.2%	8.9%	9.8%	8.6%
Depreciation and amortization	0.8%	0.6%	0.7%	0.6%
Total operating expenses	22.9%	20.4%	21.3%	19.9%

Operating income (loss)	(0.1)%	3.4%	2.7%	4.0%
Interest expense	1.0%	0.8%	0.9%	0.8%

Income (loss) before income taxes	(1.1)%	2.6%	1.8%	3.2%
Income tax expense (benefit)	(0.2)%	(0.2)%	0.5%	0.6%

Net income (loss)	(0.8)%	2.7%	1.3%	2.6%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended September 30, 2019 and 2018

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Sales	$85.4	$90.1	$(4.7)	(5.2)%

Our sales for the third quarter decreased from $90.1 million in 2018 to $85.4 million in 2019. The decrease in sales was primarily due to reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 3%, while Maintenance, Repair, and Operations (MRO) sales decreased 6%, as compared to 2018.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Gross profit	$19.4	$21.4	$(2.0)	(9.2)%
Gross margin	22.8%	23.8%

Gross profit decreased 9.2% to $19.4 million in 2019 from $21.4 million in 2018. The decrease in gross profit was attributable to reduced sales from oil and gas geographies and fasteners. Gross margin (gross profit as a percentage of sales) decreased slightly to 22.8% in 2019 from 23.8% in 2018 primarily due to declines in copper and competitive market conditions.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$9.2	$9.8	$(0.5)	(5.4)%
Other operating expenses	9.6	8.0	1.6	19.6%
Depreciation and amortization	0.7	0.5	0.1	23.3%
Total operating expenses	$19.5	$18.3	$1.2	6.4%

Operating expenses as a percent of sales	22.9%	20.4%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.5 million from the third quarter 2018 compared to 2019 due to lower commissions resulting from the reduction in sales and gross profit.

Other operating expenses increased due to the $2.2 million early termination liability related to Vertex’s Massachusetts facility lease, payment which will be made in the fourth quarter, offset by lower warehouse and insurance expenses.

Depreciation and amortization increased primarily due to depreciation on right-of-use assets from the adoption of ASU 842.

Operating expenses as a percentage of sales increased to 22.9% in 2019 from 20.4% in 2018, as operating expenses increased combined with a reduction in sales.

Interest Expense

Interest expense increased slightly from $0.7 million in 2018 to $0.8 million in 2019 as a result of higher average debt and an increase in interest rates. Average debt was $78.0 million in 2019 compared to $76.8 million in 2018. The average effective interest rate was 4.0% in 2019 compared to 3.8% in 2018.

Income Taxes

The income tax benefit of $0.2 million increased from $0.1 million in the prior year period due to a pretax loss in the third quarter of 2019. The effective income tax rate for the quarter was 19.8% in 2019 compared to (6.4)% in 2018, primarily due to the release of the $1.0 million valuation allowance in the third quarter of 2018.

Net Income (Loss)

We incurred a net loss of $0.7 million in 2019 compared to net income of $2.5 million in 2018, primarily due to lower sales and the recognition of expense related to the early termination of Vertex’s Massachusetts facility lease.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Sales	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Sales	$256.0	$269.0	$(13.0)	(4.8)%

Our sales for the nine-month period decreased 4.8% from $269.0 million in 2018 to $256.0 million in 2019. The primary reasons for the decrease were reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. We estimate that our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 1%, and MRO decreased 6%, from 2018.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Gross profit	$61.2	$64.2	$(3.0)	(4.7)%
Gross margin	23.9%	23.9%	—%

Gross profit decreased 7.4% from $64.2 million in 2018 to $61.2 million in 2019. The decrease in gross profit was primarily attributable to the reduction in sales. Gross margin remained flat at 23.9% in 2019 and 2018.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$27.7	$28.9	$(1.2)	(4.2)%
Other operating expenses	25.0	23.0	2.0	8.6%
Depreciation and amortization	1.8	1.6	0.1	7.8%
Total operating expenses	$54.4	$53.5	$0.9	1.7%

Operating expenses as a percent of sales	21.3%	19.9%	1.4%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $1.2 million between the periods due to lower commissions resulting from the reduction in sales and gross profit.

Other operating expenses increased due to the $2.2 million early termination liability related to Vertex’s Massachusetts facility lease, payment which will be made in the fourth quarter, and the computer system upgrade and conversion, offset by lower warehouse and insurance expenses.

Depreciation and amortization increased primarily due to depreciation on right-of-use assets from the adoption of ASU 842.

Operating expenses as a percentage of sales increased to 21.3% in 2019 from 19.9% in 2018, as operating expenses increased while sales decreased.

Interest Expense

Interest expense increased 6.3% to $2.3 million in 2019 from $2.2 million in 2018 due to higher interest rates. Average debt was $73.9 million in 2019 compared to $78.8 million in 2018. The average effective interest rate rose to 3.9% in 2019 from 3.6% in the prior year period.

Income Taxes

The income tax expense of $1.3 million in 2019 decreased from $1.5 million in 2018 due to lower pretax income. The effective income tax rate increased to 29.0% in 2019 from 18.1% in 2018, primarily due to the release of the $1.0 million valuation allowance in the third quarter of 2018.

Net Income

We achieved net income of $3.2 million in 2019 compared to $7.0 million in 2018, primarily due to lower sales and the early termination liability related to Vertex’s Massachusetts facility lease.

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

Comparison of the Nine Months Ended September 30, 2019 and 2018

Our net cash used in operating activities was $4.9 million for the nine months ended September 30, 2019 compared to net cash provided of $1.5 million in 2018. We had net income of $3.2 million in 2019 compared to $7.0 million in 2018.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $17.8 million in 2019. An increase in inventories of $12.0 million, lease payments of $3.0 million, accounts receivable of $1.5 million and prepaid expenses of $0.8 million were the main uses of cash. Partially offsetting these uses of cash were increases in accounts payable and long-term liabilities of $1.0 million and $1.3 million, respectively, primarily due to increased inventory purchases and IT infrastructure equipment leases in the third quarter of 2019.

Net cash used in investing activities was $1.7 million in 2019 compared to $1.2 million in 2018. The increase was primarily due to expenditures for the computer system upgrade and conversion.

Net cash provided by financing activities was $5.3 million in 2019 compared to net cash used of $0.3 million in 2018. Net borrowings on the revolver of $6.6 million and the purchase of treasury stock of $1.1 million were the primary components of financing activities in 2019.

Indebtedness

Our principal source of liquidity at September 30, 2019 was working capital of $133.4 million compared to $126.2 million at December 31, 2018. We also had available borrowing capacity of $20.3 million at September 30, 2019 and $28.7 million at December 31, 2018 under our loan agreement. The availability at September 30, 2019 is net of outstanding letters of credit of $1.8 million.

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

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2019.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$77,903	$—	$—	$77,903	$—

There were no material changes in non-cancellable purchase obligations since December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

As of September 30, 2019, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of common stock for the three months ended September 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar value that may yet be used for purchases under the plan (1)
July 1 – 31, 2019	—	$—	—	$9,166,906
August 1 – 31, 2019	133,100	4.39	133,100	8,582,099
September 1 – 30, 2019	102,400	4.56	102,400	8,114,886
Total	235,500	$4.47	235,500

(1)

The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

10.1	Form of Performance Stock Unit Award Agreement for Key Employees

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Christopher M. Micklas pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Christopher M. Micklas pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)

Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018; (iii) the Consolidated Statements of Stockholders’ Equity for the nine month periods ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2019	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer