Form 10-K
period 2019-12-31
Houston Wire & Cable CO
filed 2020-03-13
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐            NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES   ☐            NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2019 was $83,886,290.

At March 1, 2020, there were 16,556,950 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In 2006, we completed our second initial public offering. In 2010, we purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”), and subsequently merged the acquired businesses into our operating subsidiary. In 2016 we completed the acquisition of Vertex Corporate Holdings, Inc., and its subsidiaries (“Vertex”) from DXP Enterprises. Vertex is a master distributor of industrial fasteners, and this acquisition expanded our product offerings to the industrial marketplace that purchases our wire and cable products.

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

Infrastructure Market. Investments in the development, construction and maintenance of infrastructure markets (including commercial buildings, education and health care; air, ground and rail transportation; telecommunications, and wastewater) are opportunities for our product and service offerings.

Distribution Logistics

Our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers, customers and end users. We have successfully expanded our business from the original location in Houston, Texas to 22 locations nationwide, which includes four third-party logistics providers. Our standard practice is to process customers’ orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier, cross-dock shipments and customer pick-up. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2019, we served over 10,000 customers, shipping approximately 44,000 SKUs to approximately 14,500 customer locations nationwide. No customer represented 10% or more of our 2019 sales.

Suppliers

We obtain products from leading suppliers and believe we have strong relationships with our top suppliers. We source a portion of our products from offshore. While alternative sources are available for the majority of our products, we have strategically concentrated our purchases with our top suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2019, approximately 51% of our purchases came from five suppliers. We do not believe we are dependent on any one supplier for any of the industrial products that we sell.

Our top five suppliers in 2019 were AmerCable Incorporated, Belden Inc., General Cable Corporation, Nexans Energy USA, Inc. and Southwire Company.

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

Employees

At December 31, 2019, we had 432 employees. Our sales and marketing staff accounted for 201 employees, including 30 field sales personnel and 127 inside sales and technical support personnel. We believe that our employee relations are good.

Website Access

We maintain an internet website at www.houwire.com. We make available, under the “Investor Relations” tab on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, as well as proxy and information statements, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on our website is not part of, and should not be construed as being incorporated by reference into, this Annual Report on Form 10-K.

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

In 2019, our ten largest customers accounted for approximately 37% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce their purchases from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2019, we sourced products from approximately 376 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2019 approximately 51% of our purchases came from five suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers’ needs.

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

We operate in a highly competitive industry. We compete directly with national, regional and local providers of industrial products. Competition is primarily focused in the local service area and is generally based on product line breadth, quality, product availability, service capabilities and price. Some of our existing competitors have, and new market entrants may have, greater financial and marketing resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, thereby adversely affecting our financial results. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions. Other companies, including our current customers, could seek to compete directly with our private branded products, which could adversely affect our sales of those products and ultimately our financial results. Our existing customers, as well as suppliers, could seek to compete with us by offering services similar to ours, as well as the increasing trend of our suppliers to sell direct to our customer and industry consolidation, which could adversely affect our market share and our financial results. In addition, competitive pressures resulting from economic conditions and the industry trend toward consolidation could adversely affect our growth and profit margins.

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

We are anticipating growth in the businesses we acquired in 2010 and in 2016. However, the Southwest reporting unit had an impairment of intangibles in 2019 and 2018 and goodwill in 2015, and the Southern reporting unit had an impairment of intangibles in 2013 and 2016. Future goodwill and tradename impairments may result, should the acquired businesses not achieve their currently forecasted growth or profitability targets, which would adversely affect our results of operations.

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

We import a relatively small but growing percentage of our wire and cable products, as well as a significant portion of our hardware products, from foreign manufacturers. Changes resulting from the 2017 Tax Cuts and Jobs Act could disrupt supply chains on imported goods which could result in limited availability of supply, or cost competitiveness of supply. In addition, recent tariff proposals have created uncertainty about future trade policies and any changes in import tariffs or other trade regulations, could have a negative impact on our cash flow, and require us to change our sourcing and supply chain strategies, and adversely affect our profitability.

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to effectively end LIBOR rates beginning in 2022, and, while other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets.

Our loan agreement permits both base rate borrowings and LIBOR borrowings. If an alternative to LIBOR is not available and widely accepted after 2021, our ability to borrow at an alternative to the base rate under our loan agreement may be adversely impacted, and the costs associated with any potential future borrowings may increase.

Epidemics and other events outside our control, and our inability to successfully mitigate the effects of such events, may harm our business.

All of our facilities are subject to natural or man-made disasters such as floods, fires, acts of terrorism, failures of utilities and epidemics or pandemics such as the coronavirus COVID-19. If such an event were to occur, our business could be harmed due to the event or our inability to successfully mitigate the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.

Our production and supply chains could be severely affected if our employees or the regions in which our facilities or suppliers are located are affected by a significant outbreak of any disease, epidemic or pandemic. For example, a facility could be closed by government authorities for a sustained period of time, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production. In addition, our suppliers and customers are subject to similar risks, which could lead to a shortage of inventory or components, or a reduction in our customers’ demand for our products.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of twenty-two distribution centers strategically located throughout the United States with approximately 922,000 square feet of distribution space. We own three facilities in Houston, Texas, including our corporate headquarters, and two facilities in Louisiana. All of the other facilities are leased, except for our four locations operated by third-party logistics providers, which are provided under service agreements. Nineteen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	55	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing of the Company from April 2007 until May 2011.

Christopher M. Micklas Chief Financial Officer, Treasurer and Secretary	52

Chief Financial Officer, Treasurer and Secretary since April 2018. Prior thereto, Chief Financial Officer and Chief Accounting Officer at Par Pacific Holdings, Inc. from December 2013 until April 2017.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of January 31, 2020, there were 1,498 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019. At December 31, 2019, there was $8.1 million available under the program to repurchase stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data at December 31, 2019 and 2018, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017, 2016 and 2015 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$338,286	$356,858	$317,697	$261,644	$308,133
Cost of sales	258,364	271,650	245,035	208,694	242,223
Gross profit	79,922	85,208	72,662	52,950	65,910

Operating expenses:
Salaries and commissions	37,180	38,110	36,570	29,369	28,537
Other operating expenses	33,238	30,962	28,716	24,714	25,023
Depreciation and amortization	2,502	2,178	2,772	3,018	2,915
Impairment charge	120	60	—	2,384	3,417
Total operating expenses	73,040	71,310	68,058	59,485	59,892

Operating income (loss)	6,882	13,898	4,604	(6,535)	6,018
Interest expense	3,057	2,907	2,073	845	901

Income (loss) before income taxes	3,825	10,991	2,531	(7,380)	5,117
Income tax expense (benefit)	1,275	2,355	2,753	(1,374)	3,073

Net income (loss)	$2,550	$8,636	$(222)	$(6,006)	$2,044

Earnings (loss) per share:
Basic	$0.16	$0.53	$(0.01)	$(0.37)	$0.12
Diluted	$0.15	$0.52	$(0.01)	$(0.37)	$0.12

Weighted average common shares outstanding:
Basic	16,433,644	16,389,876	16,269,611	16,345,679	17,012,560
Diluted	16,552,866	16,523,599	16,269,611	16,345,679	17,067,593

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$4,096	$1,393	$—	$—	$—
Accounts receivable, net	$56,965	$59,793	$57,396	$44,677	$46,250
Inventories, net	$114,069	$94,325	$88,115	$79,783	$75,777
Total assets	$240,148	$203,057	$194,039	$175,870	$159,113
Book overdraft (1)	$—	$—	$3,028	$3,181	$3,701
Total debt	$83,500	$71,316	$73,555	$60,388	$39,188
Stockholders’ equity	$103,628	$100,678	$90,744	$90,131	$100,001

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement accounts.

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

Overview

Since our founding 44 years ago, we have grown to be a large provider of industrial products to the U.S. market. Today, we serve over 10,000 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, marine construction and marine transportation, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage. In the past few years, activity in the MRO market has fluctuated, while the level of competition has increased.

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

Inventory Reserves

Inventories are valued at the lower of cost, using the average cost method, or net realizable value. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. At December 31, 2019 and 2018, inventory reserves totaled $3.6 million and $3.7 million, respectively. A 20% change in our inventory reserve estimate at December 31, 2019 would have resulted in a change in income before income taxes of $0.7 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2019, our goodwill balance was $22.4 million, representing 9.3% of our total assets.

We conduct impairment testing for goodwill annually in the fourth quarter of our fiscal year and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value. Events or circumstances which could indicate a probable impairment include, but are not limited to, financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment.

We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. We have determined that we have four reporting units for this purpose. Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.

The goodwill impairment test consists of assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Intangible Assets

Our intangible assets, excluding goodwill, represent tradenames and customer relationships acquired in purchase transactions. At December 31, 2019, our intangible asset balance was $10.3 million, representing 4.3% of our total assets. Tradenames are not being amortized and are treated as indefinite-lived assets. Tradenames are tested for recoverability in the fourth quarter of our fiscal year, and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value may have declined below its carrying value. We consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If as a result of our qualitative assessment, we determine that an impairment test is required, or alternatively, if we elect to forego the qualitative assessment, we perform a quantitative test and, if required, record an impairment for the difference in the discounted cash flows and the carrying value. The results of the annual qualitative test for 2019 indicated that certain of the tradenames at Southwest were impaired. Accordingly, we performed a quantitative test on Southwest which resulted in an impairment charge of $0.1 million in 2019.

We assign useful lives to our intangible assets based on the periods over which we expect the assets to contribute directly or indirectly to our future cash flows. Customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of our definite-lived intangible assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

When performing quantitative assessments for impairment, we use various assumptions in determining the current fair value of these indefinite-lived intangible assets, including future expected cash flows and discount rates under the relief from royalty method, as well as other fair value measures. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment charges that could be material to our results of operations.

Income Taxes

We determine deferred tax assets and liabilities based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and measure them using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the US Internal Revenue Code. In 2018, we completed our analysis of our accounting for the income tax effects of tax reform and as a result, no additional adjustments were recorded.

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  We establish a valuation allowance to reduce the deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, we consider all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for part or all of the deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets, we place greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the balance sheet. We have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance.

We establish liabilities for estimated tax issues, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  We recognize interest on any tax issue as a component of interest expense and any related penalties in other operating expenses.

Sales

Our primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers, as well as billing for freight charges. Revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped, or delivered (either by customer pickup or through common carrier. Sales incentives earned by customers are accrued in the same month as the shipment is invoiced and are accounted for as a reduction in sales.

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

Depreciation and Amortization.   We incur depreciation expense on costs related to capitalized property and equipment on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty years. We incur amortization expense on leasehold improvements and finance leases over the shorter of the lease term or the life of the related asset and on intangible assets over the estimated life of the asset.

Interest Expense

Interest expense consists primarily of interest we incur on our debt.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2019, 2018 and 2017.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2019	2018	2017
Sales	100.0%	100.0%	100.0%
Cost of sales	76.4%	76.1%	77.1%
Gross profit	23.6%	23.9%	22.9%

Operating expenses:
Salaries and commissions	11.0%	10.7%	11.5%
Other operating expenses	9.8%	8.7%	9.0%
Depreciation and amortization	0.7%	0.6%	0.9%
Impairment charge	n/m	n/m	0.0%
Total operating expenses	21.6%	20.0%	21.4%

Operating income	2.0%	3.9%	1.4%
Interest expense	0.9%	0.8%	0.7%
Income before income taxes	1.1%	3.1%	0.8%
Income tax expense	0.4%	0.7%	0.9%

Net income (loss)	0.8%	2.4%	(0.1)%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income (loss).

Comparison of Years Ended December 31, 2019 and 2018

Sales

	Year Ended
	December 31,
(Dollars in millions)	2019	2018	Change
Sales	$338.3	$356.9	$(18.6)	(5.2)%

Our sales in 2019 decreased $18.6 million or 5.2% from 2018. The decrease in sales was primarily due to reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 5%, while Maintenance, Repair, and Operations (MRO) sales decreased 6%, as compared to 2018. When adjusted for fluctuations in commodity prices of approximately 2%, we estimate that MRO and project business sales decreased by 4% and 3%, respectively.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2019	2018	Change
Gross profit	$79.9	$85.2	$(5.3)	(6.2)%
Gross profit as a percent of sales	23.6%	23.9%

Gross profit decreased $5.3 million or 6.2% from 2018. The decrease in gross profit was primarily due to decreased sales. Gross margin (gross profit as a percentage of sales) was near flat at 23.6% in 2019 compared to 23.9% in 2018.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2019	2018	Change
Operating expenses:
Salaries and commissions	$37.2	$38.1	$(0.9)	(2.4)%
Other operating expenses	33.2	31.0	2.3	7.4%
Depreciation and amortization	2.5	2.2	0.3	14.9%
Impairment charge	0.1	0.1	0.1	0.0%
Total operating expenses	$73.0	$71.3	$1.7	2.4%

Operating expenses as a percent of sales	21.6%	20.0%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions decreased $0.9 million or 2.4% primarily due to lower commissions resulting from the reduction in sales and gross profit.

Other Operating Expenses. Other operating expenses increased $2.3 million or 7.4% primarily due to the $2.2 million early termination liability related to Vertex’s Massachusetts facility lease and additional warehouse distribution expenses resulting from the closure of this facility and two additional warehouse moves in the fourth quarter.

Depreciation and Amortization. Depreciation and amortization increased slightly to $2.5 million in 2019 from $2.2 million in 2018 primarily due to depreciation on right-of-use assets from the adoption of Accounting Standards Update (“ASU”) 842.

Impairment Charge. The Company recorded non-cash impairment charges in 2019 and 2018 with respect to tradenames at its Southwest reporting unit. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 21.6% in 2019 from 20.0% in 2018, as operating expenses increased combined with a reduction in sales.

Interest Expense

Interest expense increased 5.2% to $3.1 million in 2019 from $2.9 million in 2018 due to higher average debt to fund increased working capital and the payment of the early termination liability discussed above. Average debt was $76.6 million in 2019 compared to $76.8 million in 2018. The average effective interest rate increased slightly to 3.8% in 2019 from 3.7% in 2018.

Income Tax

Income tax expense decreased 45.9% to $1.3 million in 2019 from $2.4 million in 2018. The effective income tax rate was 33.3% in 2019 compared to 21.4% in 2018. The effective tax rate is affected by recurring items, such as nondeductible expenses, share-based compensation and state taxes. In addition, the effective tax rate for 2018 included a benefit of (9.5%) for the release of the valuation allowance on our net deferred tax assets.

Comparison of Years Ended December 31, 2018 and 2017

Sales

	Year Ended
	December 31,
(Dollars in millions)	2018	2017	Change
Sales	$356.9	$317.7	$39.2	12.3%

Our sales in 2018 increased $39.2 million or 12.3% from 2017. The increase in sales was primarily due to improved industrial activity and disciplined pricing. We estimate sales for our project business, which targets end markets, encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, increased 17%, while MRO sales increased 11%, as compared to 2017.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2018	2017	Change
Gross profit	$85.2	$72.7	$12.5	17.3%
Gross profit as a percent of sales	23.9%	22.9%

Gross profit increased $12.5 million or 17.3% from 2017. The increase in gross profit was primarily due to increased sales. Gross margin increased to 23.9% in 2018 from 22.9% in 2017 primarily due to ongoing pricing discipline and product mix.

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

Comparison of Years Ended December 31, 2019 and 2018

Our net cash used in operating activities was $5.6 million in 2019 compared to cash provided by operating activities of $5.3 million in 2018. We had net income of $2.6 million in 2019 compared to $8.6 million in 2018.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $19.3 million in 2019. The majority of the change was due to increased inventories of $20.3 million and lease payments of $6.2 million. Partially offsetting these uses of cash was the increase of accounts payable of $2.6 million, increase in accrued liabilities of $2.4 million and decrease in accounts receivable of $2.6 million.

Net cash used in investing activities was $2.4 million in 2019 compared to $1.5 million in 2018. The increase was primarily due to expenditures for the computer system upgrade and conversion.

Net cash provided by financing activities was $10.7 million in 2019 compared to cash used in financing activities of $2.5 million in 2018. Net borrowings under our revolver of $12.2 million and the purchase of treasury stock of $1.2 million were the main components of financing activities in 2019.

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

Indebtedness

Our principal source of liquidity at December 31, 2019 was working capital of $138.5 million compared to $126.2 million at December 31, 2018. We also had available borrowing capacity of approximately $22.8 million at December 31, 2019 and $28.7 million at December 31, 2018 under our loan agreement.

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

Loan and Security Agreement

HWC Wire & Cable Company, Vertex, and Bank of America, N.A., as agent and lender, are parties to the Fourth Amended and Restated Loan and Security Agreement (the “Loan Agreement”), as amended on December 10, 2019. The Loan Agreement provides a $115 million revolving credit facility and expires on March 12, 2024. Under certain circumstances we may request an increase in the commitment by an additional $50 million. Borrowings under the Loan Agreement bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, if a LIBOR loan, or at a fluctuating rate equal to the greatest of the agent’s prime rate, the federal funds rate plus 50 basis points, or LIBOR for a 30-day interest period plus 150 basis points, if a base rate loan. The unused commitment fee is 25 basis points. Availability under the Loan Agreement is limited to a borrowing base equal to 85% of the value of eligible accounts receivable, plus the lesser of 70% of the value of eligible inventory or 90% of the net orderly liquidation value percentage of the value of eligible inventory, in each case less certain reserves. The Loan Agreement is secured by substantially all of our property, other than real estate.

Covenants in the Loan Agreement require us to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2019, we met the availability-based covenant.

Capital Expenditures

We made capital expenditures of $2.4 million, $1.5 million and $1.8 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Financial Derivatives

We have no financial derivatives.

Climate Risk

Our operations are subject to inclement weather conditions, which could potentially be related to global warming, including hurricanes, earthquakes and abnormal weather events. Our previous experience from these events has had a minimal effect on our operations.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Houston Wire & Cable Company (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

We have served as the Company’s auditor since 1997.

/s/ Ernst & Young LLP

Houston, Texas

March 13, 2020

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except share data)

Assets
Current assets:
Cash	$4,096	$1,393
Accounts receivable, net
Trade	50,325	52,946
Other	6,640	6,847
Inventories, net	114,069	94,325
Income tax receivable	1,353	435
Prepaids and other current assets	1,833	737
Total current assets	178,316	156,683

Property and equipment, net	14,589	11,456
Intangible assets, net	10,282	11,179
Goodwill	22,353	22,353
Deferred income taxes	600	930
Operating lease right-of-use assets, net	13,481	—
Other assets	527	456
Total assets	$240,148	$203,057

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,858	$11,253
Accrued and other current liabilities	23,261	19,232
Operating lease liabilities	2,742	—
Total current liabilities	39,861	30,485

Debt	83,500	71,316
Operating lease long term liabilities	11,182	—
Other long-term obligations	1,977	578
Total liabilities	136,520	102,379

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,556,950 and 16,611,651 shares outstanding at December 31, 2019 and 2018, respectively	21	21
Additional paid-in capital	52,304	53,514
Retained earnings	108,626	105,975
Treasury stock	(57,323)	(58,832)
Total stockholders’ equity	103,628	100,678

Total liabilities and stockholders’ equity	$240,148	$203,057

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)

Sales	$338,286	$356,858	$317,697
Cost of sales	258,364	271,650	245,035
Gross profit	79,922	85,208	72,662

Operating expenses:
Salaries and commissions	37,180	38,110	36,570
Other operating expenses	33,238	30,962	28,716
Depreciation and amortization	2,502	2,178	2,772
Impairment charge	120	60	—
Total operating expenses	73,040	71,310	68,058

Operating income	6,882	13,898	4,604
Interest expense	3,057	2,907	2,073
Income before income taxes	3,825	10,991	2,531
Income tax expense	1,275	2,355	2,753
Net income (loss)	$2,550	$8,636	$(222)

Earnings (loss) per share:
Basic	$0.16	$0.53	$(0.01)
Diluted	$0.15	$0.52	$(0.01)

Weighted average common shares outstanding:
Basic	16,433,644	16,389,876	16,269,611
Diluted	16,552,866	16,523,599	16,269,611

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)
Balance at January 1, 2017	20,988,952	21	53,824	97,550	(4,531,427)	(61,264)	90,131
Net loss	—	—	—	(222)	—	—	(222)
Repurchase of treasury shares	—	—	—	—	(27,156)	(177)	(177)
Amortization of unearned stock compensation	—	—	1,004	—	—	—	1,004
Impact of forfeited awards	—	—	361	—	(26,707)	(361)	—
Impact of released vested restricted stock units	—	—	(372)	—	27,519	372	—
Issuance of restricted stock awards	—	—	(811)	—	60,000	811	—
Dividends accrual reversal	—	—	—	8	—	—	8

Balance at December 31, 2017	20,988,952	21	54,006	97,336	(4,497,771)	(60,619)	90,744
Net income	—	—	—	8,636	—	—	8,636
Repurchase of treasury shares	—	—	—	—	(25,368)	(175)	(175)
Amortization of unearned stock compensation	—	—	1,059	—	—	—	1,059
Amortization of reclassed liability awards	—	—	411	—	—	—	411
Impact of forfeited awards	—	—	179	—	(13,332)	(179)	—
Impact of released vested restricted stock units	—	—	(353)	—	26,185	353	—
Issuance of restricted stock awards	—	—	(1,788)	—	132,985	1,788	—
Dividend accrual reversal	—	—	—	3	—	—	3

Balance at December 31, 2018	20,988,952	21	53,514	105,975	(4,377,301)	(58,832)	100,678
Net income	—	—		2,550	—	—	2,550
Repurchase of treasury shares	—	—	—	—	(262,231)	(1,188)	(1,188)
Amortization of unearned stock compensation	—	—	1,471	—	—	—	1,471
Impact of forfeited awards	—	—	117	—	(9,142)	(117)	—
Impact of released vested restricted stock units	—	—	(1,019)	—	77,046	1,019	—
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Issuance of restricted stock awards	—	—	(1,779)	—	137,375	1,779	—
Cumulative effect of accounting change (Note 10)	—	—	—	101	—	—	101
Balance at December 31, 2019	20,988,952	21	$52,304	$108,626	(4,432,002)	$(57,323)	$103,628

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating activities
Net income (loss)	$2,550	$8,636	$(222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	120	60	—
Depreciation and amortization	2,502	2,178	2,772
Amortization of unearned stock compensation	1,471	1,298	1,176
Non-cash lease expense	5,887	—	—
Provision for doubtful accounts	119	73	68
Provision for refund liability	84	37	180
Provision for inventory obsolescence	515	615	34
Deferred income taxes	431	(1,344)	1,314
Other non-cash items	54	25	42
Changes in operating assets and liabilities:
Accounts receivable	2,625	(2,507)	(12,719)
Inventories	(20,259)	(6,825)	(7,942)
Income taxes	(918)	14	1,499
Prepaid expenses	(265)	1,201	(1,368)
Lease payments	(6,194)	—	—
Book overdraft	—	(3,028)	(153)
Trade accounts payable	2,605	2,804	38
Accrued and other current liabilities	2,394	2,460	3,571
Other operating activities	673	(359)	368
Net cash (used in) provided by operating activities	(5,606)	5,338	(11,342)

Investing activities
Purchase of property and equipment	(2,379)	(1,503)	(1,769)
Proceeds from disposals of property and equipment	5	20	8
Cash refunded (paid) for acquisition	—	—	193
Net cash used in investing activities	(2,374)	(1,483)	(1,568)

Financing activities
Borrowings on revolver	364,671	367,513	333,301
Payments on revolver	(352,487)	(369,752)	(320,133)
Payment of dividends	(36)	(48)	(81)
Purchase of treasury stock/stock surrendered on vested awards	(1,172)	(175)	(177)
Lease payments	(293)	—	—
Net cash (used in) provided by financing activities	10,683	(2,462)	12,910

Net change in cash	2,703	1,393	—
Cash at beginning of year	1,393	—	—

Cash at end of year	$4,096	$1,393	$—
Supplemental disclosures
Cash paid during the year for interest	$3,011	$2,811	$1,961
Cash paid during the year for income taxes	$1,762	$3,696	$64

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

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $0.2 million at December 31, 2019 and 2018. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

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

Vendor Rebates

Under many of the Company’s arrangements with its vendors, the Company receives a rebate of a specified amount of consideration, payable when the Company achieves any of a number of measures, generally related to the volume level of purchases from the vendors. The Company accounts for such rebates as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until it sells the products, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year, the Company estimates the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. At year end, the Company recalculates the rebates earned based on actual purchases made.

Property and Equipment

The Company provides for depreciation on a straight-line method over the following estimated useful lives:

Buildings	25 to 30 years
Machinery and equipment	3 to 10 years

Leasehold improvements are depreciated over their estimated life or the term of the lease, whichever is shorter.

Total depreciation expense was approximately $1.7 million for the year ended December 31, 2019, and $1.4 million for each of the years ended December 31, 2018 and 2017.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2019, the goodwill balance was $22.4 million, representing 9.3% of the Company’s total assets.

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

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that it has four reporting units for this purpose. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required. If as a result of the qualitative assessment, the Company determines that an impairment test is required, or alternatively, if the Company elects to forego the qualitative assessment, the Company performs a quantitative assessment and records an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. See Note 4 for more details.

Intangibles

Intangible assets, from the acquisition of Southwest and Southern in 2010 and the acquisition of Vertex in 2016, consist of customer relationships and tradenames. The customer relationships are amortized over 6 to 9 year useful lives. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. If the undiscounted cash flows were less than the carrying value, then the intangible assets would be written down to their fair value. Tradenames have an indefinite life and are not being amortized and are tested for impairment on an annual basis. See Note 4 for more details.

Leases

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. All significant lease arrangements are recognized at lease commencement. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the leases do not provide an implicit interest rate, the Company uses the incremental borrowing rate which approximates to a collateralized rate at the commencement date to determine the present value of future payments that are reasonably certain. See Note 11 for more details.

Self Insurance

The Company retains certain self-insurance risks for health benefits. The Company limits its exposure to these self-insurance risks by maintaining excess and aggregate liability coverage. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on information provided to the Company by its claims administrators.

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

Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement item being re-invoiced to the customer. Customer returns are recorded as a refund liability, included in accrued and other liabilities, with a corresponding reduction to sales. The Company has no installation obligations.

The Company may offer sales incentives, which are accrued monthly as an adjustment to sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales, and freight charges are included as a component of cost of sales.

Credit Risk

No single customer accounted for 10% or more of the Company’s sales in 2019, 2018 or 2017. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

Financial Instruments

The carrying values of accounts receivable, trade accounts payable and accrued and other current liabilities approximate fair value, due to the short maturity of these instruments.

Stock-Based Compensation

Restricted stock awards, units and cash awards are valued at the closing price of the Company’s stock on the grant date and are granted under the Company’s 2017 Stock Plan. Stock options issued under the Company’s now-expired 2006 Stock Plan have an exercise price equal to the fair value of the Company’s stock on the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company’s stock-based compensation expense is included in salaries and commissions expense for employees and in other operating expenses for non-employee directors in the accompanying consolidated statements of operations.

The Company receives a tax deduction for certain stock option exercises in the period in which the options are exercised, generally for the excess of the market price on the date of exercise over the exercise price of the options. The Company reports excess tax benefits from the award of equity instruments as operating cash flows. Excess tax benefits result when a deduction reported for tax return purposes for an award of equity instruments exceeds the cumulative compensation cost for the instruments recognized for financial reporting purposes.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is recognized when it is more-likely-than-not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses its current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies to determine whether a valuation allowance is required.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance as amended, a lessee is required to recognize a right-of use asset and a lease liability for leases greater than 1 year, both finance and operating leases. This update was effective for public companies for fiscal years beginning after December 15, 2018. Under the transition rules, an entity initially applies the new leases standard at the adoption date, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and the comparative periods presented in the financial statements continue to be in accordance with previously-existing GAAP. The Company adopted this ASU effective January 1, 2019. See Note 11 for detailed information.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries.  This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The FASB deferred the effective dates of this ASU for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of December 31, 2019, the Company qualifies as a SRC and will adopt this ASU in the first quarter of 2023.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU removes specific exceptions to the general principles in Topic 740 in GAAP.  It eliminates the need for an organization to analyze whether certain exceptions apply in a given period.  This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: a) Franchise taxes that are partially based on income; b) Transactions with a government that result in a step up in the tax basis of goodwill; c) Separate financial statements of legal entities that are not subject to tax; and d) Enacted changes in tax laws in interim periods.  For public business entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.	Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2019	2018	2017
Denominator:
Weighted average common shares for basic earnings per share	16,433,644	16,389,876	16,269,611
Effect of dilutive securities	119,222	133,723	—
Denominator for diluted earnings per share	16,552,866	16,523,599	16,269,611

Stock awards to purchase 369,325, 298,406 and 808,391 shares of common stock were not included in the diluted net income (loss) per share calculation for 2019, 2018 and 2017, respectively, as their inclusion would have been anti-dilutive. In 2017 and for the first quarter of 2018, the Company calculated earnings per share using the “two-class” method, whereby unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents were considered “participating securities”, as discussed in Note 9, and therefore, these participating securities were treated as a separate class in computing earnings per share.

3.	Detail of Selected Balance Sheet Accounts

Accounts Receivable

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2019	2018	2017
	(In thousands)
Balance at beginning of year	$182	$172	$151
Bad debt expense	119	73	68
Write-offs, net of recoveries	(90)	(63)	(47)
Balance at end of year	$211	$182	$172

Inventories

The following table summarizes the changes in the inventory reserves for the past three years:

	2019	2018	2017
	(In thousands)
Balance at beginning of year	$3,709	$3,925	$4,366
Provision for inventory write-downs	515	615	34
Deduction for inventory write-offs	(640)	(831)	(475)
Balance at end of year	$3,584	$3,709	$3,925

Property and Equipment, net

Property and equipment are stated at cost and consist of:

	At December 31,
	2019	2018
	(In thousands)
Land	$2,476	$2,476
Buildings	8,712	8,501
Machinery and equipment (1)	19,199	14,867
	30,387	25,844
Less accumulated depreciation	(15,798)	(14,388)
Total	$14,589	$11,456

(1)	This includes finance leases. See Note 11 for more details.

Intangible assets

Intangible assets consist of:	At December 31,
	2019	2018
	(In thousands)
Tradenames	$5,816	$5,936
Customer relationships	18,620	18,620
	24,436	24,556
Less accumulated amortization:
Tradenames	—	—
Customer relationships	(14,154)	(13,377)
	(14,154)	(13,377)

Total	$10,282	$11,179

As of December 31, 2019, accumulated amortization on the acquired intangible assets was $14.2 million, and amortization expense was $0.8 million in the years ended December 31, 2019 and 2018 and $1.4 million in the year ended December 31, 2017. Future amortization expense to be recognized on the acquired intangible assets is expected to be as follows:

Annual Amortization Expense
(In thousands)
2020	$777
2021	777
2022	777
2023	777
2024	777
2025	583

Goodwill

	At December 31,
	2019	2018
	(In thousands)
Balance at beginning of year	$22,353	$22,353
Less purchase price adjustment	—	—
Balance at end of year (1)	$22,353	$22,353

(1) The balance is net of $12.6 million of accumulated impairment losses, of which none were recorded in 2019 or 2018.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2019	2018
	(In thousands)
Customer rebates	$4,979	$6,163
Payroll, commissions, and bonuses	1,930	3,047
Accrued inventory purchases	11,122	5,140
Property taxes	977	1,041
Freight	464	689
Refund liability	1,182	435
Professional fees	399	415
Accrued interest	248	259
Lease obligations	593	71
Other	1,367	1,972
Total	$23,261	$19,232

4.	Impairment of Goodwill and Intangible Assets

The annual goodwill and indefinite-lived intangibles impairment test was performed using the qualitative assessment option as of October 1, 2019 for the Southern, Southwest and Vertex reporting units, resulting in a conclusion that it was more-likely-than-not that the fair value of the reporting units exceeded their respective carrying values except for certain tradenames of the Southwest reporting unit for which a quantitative test was necessary and an impairment charge of $0.1 million was recorded in 2019.

In 2018, a quantitative assessment was performed in which the fair values of the reporting units were estimated using a discounted cash flow model (income approach) and a guideline public company method (market approach), giving 50% weight to each. The material assumptions used included cash flows based on future expected performance for the reporting units, weighted average costs of capital ranging from 11.5% to 15.0%, a long-term growth rate of 3% for the income approach and a control premium of 25.0% for the guideline public company method. The results of the test indicated that certain of the tradenames at Southwest were impaired. Accordingly, a charge of less than $0.1 million was recorded for 2018.

The Company is still anticipating significant growth in the businesses acquired in 2010 and in 2016. If this projected growth is not achieved and or there are future reductions in our market capitalization or market multiples, further goodwill and intangible assets impairments may result.

5.	Debt

On March 12, 2019 and December 10, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, entered into the Second and Third Amendments, respectively, to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”). The Second Amendment extends the expiration date until March 12, 2024 and the Third Amendment increases the revolving credit facility to $115 million. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At December 31, 2019, the Company was in compliance with the availability-based covenant and fixed coverage ratio governing its indebtedness.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

The Company’s borrowings at December 31, 2019 and 2018 were $83.5 million and $71.3 million, respectively. The weighted average interest rates on outstanding borrowings were 3.4% and 4.1% at December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had available borrowing capacity of $22.8 million under the terms of the Loan Agreement. The Company paid $0.1 million for each of the years ended December 31, 2019, 2018, and 2017, for the unused facility.

Principal repayment obligations for succeeding fiscal years are as follows:

(In thousands)
2020	$—
2021	—
2022	—
2023	—
2024	83,500
Total	$83,500

6.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$719	$3,041	$1,280
State	125	658	159
Total current	844	3,699	1,439

Deferred:
Federal	400	(1,246)	1,259
State	31	(98)	55
Total deferred	431	(1,344)	1,314

Total	$1,275	$2,355	$2,753

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2019	2018	2017

Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	3.4	4.3	4.2
Impairment, non-deductible portion	—	0.1	—
Share-based compensation	3.7	1.2	15.2
Non-deductible items	5.4	2.1	4.6
Valuation allowance	—	(9.5)	41.0
Tax reform rate change	—	—	12.9
Other	(0.2)	2.2	(4.1)
Total effective tax rate	33.3%	21.4%	108.8%

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Operating lease right-of-use assets	$3,425	$—
Inventory reserve	1,072	1,179
Uniform capitalization adjustment	1,633	1,469
Stock compensation expense	666	681
Accrued commission	124	348
Other	199	276
Total deferred tax assets	7,119	3,953

Deferred tax liabilities
Operating lease right-of-use assets	(3,316)	—
Goodwill	(838)	(649)
Intangible assets	(2,230)	(2,315)
Other	(135)	(59)
Total deferred tax liabilities	(6,519)	(3,023)

Net deferred tax assets	$600	$930

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

The Company does not have any unrecognized tax benefits recorded at December 2019, 2018 and 2017. The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2019, 2018 and 2017, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2015 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

7.	Stockholders’ Equity

On March 7, 2014, the Board of Directors adopted a stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are held as treasury shares and may be used to satisfy the exercise of options, issuance of restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors. In November 2016, the Board of Directors suspended purchases under the stock repurchase program. In August 2019, the plan was reactivated. During 2019, the Company made repurchases under the stock repurchase program of 235,500 shares for a total cost of $1.1 million.

Under the terms of the 2017 Stock Plan, the Company acquired 26,731 shares and 25,368 shares that were surrendered by the holders to pay withholding taxes in 2019 and 2018, respectively.

The Company paid a quarterly cash dividend from August 2007 until August 2016. The Company has not paid a cash dividend since 2016.

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

Defined Contribution Plan

The Company maintains a combination profit-sharing plan and salary deferral plan for the benefit of its employees who are not covered by a collective bargaining agreement. Employees who are eligible to participate in the plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. The Company matches 100% of the first 1% of the employee’s contribution. The Company’s match for the years ended December 31, 2019, 2018 and 2017 was $0.2 million for each year.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for those current and former employees of Vertex who are subject to a collective bargaining agreement. Effective November 30, 2019, there are no active employees in the plan as the plan was frozen with the closure of Vertex’s Massachusetts facility. The benefit provisions to participants of the defined benefit plan were calculated based on the number of years of service and an annual negotiated plan benefit per year of service. Annual compensation (or future compensation increases) is not used in calculating the benefit or future plan contributions. It is the Company’s policy to fund amounts for pensions sufficient to meet the minimum funding requirements set forth in applicable employee benefit laws, which currently approximate the benefit payments made each year. A total contribution of less than $0.1 million was made during each of the years ended December 31, 2019, 2018 and 2017.

The current projected benefit obligation was $1.3 million and $1.1 million as of December 31, 2019 and 2018, respectively. The discount rate used to determine the projected benefit obligation was 3.2% and 4.2% in 2019 and 2018, respectively.

The fair value of the assets of the defined benefit plan was $1.3 million and $1.0 million in 2019 and 2018, respectively. The plan assets are all classified as Level 1 and as such have readily observable prices and therefore a reliable fair market value.

As of November 30, 2019, the defined benefit plan is inactive, with no additional incremental benefits being accrued and no contributions being made.

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

Stock Option Awards

The Company may grant options to purchase its common stock to employees and directors of the Company under the 2006 Plan and 2017 Plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and may be forfeited in the event the employee or director terminates his or her employment or relationship with the Company. Options granted to employees generally vest over three to five years, and options granted to directors generally vest one year after the date of grant. Shares issued to satisfy the exercise of options may be newly issued shares or treasury shares. Each plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. Compensation cost for options granted is charged to expense on a straight line basis over the term of the option.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2019, 2018 or 2017.

All granted stock options have vested, with the last grant having an expiration date of December 20, 2021. The following summarizes stock option activity and related information:

	Options (in 000’s)		Weighted Average Exercise Price		Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
	2019	2018	2019	2018	2019	2018	2019	2018
Outstanding-Beginning of year	154	223	13.40	13.10	$—	$—	2.52	2.84
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(22)	(30)	13.04	11.17
Expired	(10)	(39)	10.32	13.42
Outstanding-End of year	122	154	13.72	13.40	$—	$—	1.75	2.52
Exercisable-End of year	122	154	13.72	13.40	$—	$—	1.75	2.52

There was no excess tax benefit for the years ended December 31, 2019, 2018 and 2017.

There were no options exercised in the years ended December 31, 2019, 2018 and 2017. There is no intrinsic value of options outstanding and exercisable as of December 31, 2019 as the closing stock price at the end of 2019 creates a negative intrinsic value.

The total grant-date fair value of options vested during 2019 was $0, as all the options vested as of December 31, 2018. The total grant-date fair value of options vested during the year ended December 31, 2017 was $0.2 million.

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

On December 3, 2019, the Board of Directors granted to the Company’s President and CEO 78,125 voting shares of restricted stock and to the CFO, 19,531 voting shares of restricted stock under the 2017 Plan. The shares vest in one-third increments on the first, second and third anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares or units vest.

Also, on December 3, 2019, the Board of Directors granted 250,000 shares of restricted stock to the Company’s President and CEO and 125,000 shares of restricted stock to the CFO. Each grant vests if there is a Change in Control of the Company (as defined in the 2017 Plan) on or before December 2, 2024, as long as the recipient remained in continuous employment with the Company or a Subsidiary until the Change in Control or if the recipient was terminated by the Company without cause within one year before the Change in Control. Any dividends declared will be accrued and paid to the grantee if and when the related shares vest.

The Board of Directors also granted 39,719 voting shares of restricted stock under the 2017 Plan to members of management in December 2019. The shares vest in one-third increments on the third, fourth and fifth anniversaries of the date of grant, in each case as long as the recipient is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares or units vest.

Following the Annual Meeting of Stockholders on May 7, 2019, the Company granted restricted stock units with a grant date value of $60,000 to each nonemployee director who was elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vests at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason.

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

The following summarizes restricted stock activity for the years ended December 31, 2019 and 2018:

	Shares
	2019		2018
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested -Beginning of year	259	$6.78	238	$7.33
Granted	511	3.84	133	6.51
Vested	(107)	7.24	(99)	7.61
Cancelled/Forfeited	(9)	6.34	(13)	7.63
Expired	—	—	—	—
Cash awards converted to equity	—	—	—	—
Non-vested -End of year	654	$5.18	259	6.78

	Units
	2019		2018
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested -Beginning of year	215	$7.59	40	$7.50
Granted	125	5.88	43	7.47
Vested	(60)	7.59	(60)	7.65
Cancelled/Forfeited	(3)	7.65	(5)	7.65
Expired	—	—	—	—
Cash awards converted to equity	—	—	197	7.65
Non-vested -End of year	277	6.83	215	7.59

Total stock-based compensation cost was $1.5 million for the year ended December 31, 2019, $1.3 million for the year ended December 31, 2018, and $1.2 million for the year ended December 31, 2017, of which $1.0 million was for equity awards and $0.2 million was for liability awards. Total income tax benefit recognized for equity awards stock-based compensation arrangements was $0.2 million for each of the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, there was $1.8 million of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 26 months. There are 5,148 shares available for future grants under the 2017 Plan at December 31, 2019.

10.	Commitments and Contingencies

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $59.0 million at December 31, 2019.

The Company had outstanding under the Loan Agreement letters of credit totaling $1.8 million to certain vendors as of December 31, 2019.

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

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

The Company leases property including warehouse space, offices, vehicles and equipment. The Company determines if an arrangement is a lease at inception. As part of the transition to the new standard, the Company reviewed agreements with suppliers, vendors, customers, and other outside parties to determine if any agreements met the definition of an embedded lease. This is based on the nature of the contracts reviewed, and various factors, including identified assets included in the agreement to which the Company has exclusive rights of control as described by Topic 842. The Company concluded that these are not material agreements with parties that would constitute an embedded lease. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

The expenses generated by the lease activity of the Company as lessee for the twelve months ended December 31, 2019 were as follows:

Lease Type	Income Statement Classification	Amount
(Dollars in thousands)
Consolidated operating lease expense	Operating expenses	$5,887

Consolidated financing lease amortization	Depreciation and amortization	305
Consolidated financing lease interest	Interest expense	61
Consolidating financing lease expense		366

Net lease cost		$6,253

Rent expense was approximately $3.7 million and $3.5 million in 2018 and 2017, respectively.

The value of the net assets and liabilities generated by the leasing activity of the Company as lessee as of December 31, 2019 were as follows:

Lease Type	Balance Sheet Classification	Amount
(Dollars in thousands)
Total ROU operating lease assets (1)	Operating lease right-of-use assets, net	$13,481
Total ROU financing lease assets (2)	Property and equipment, net	2,430
Total lease assets		$15,911

Total current operating lease obligation	Operating lease liabilities	$2,742
Total current financing lease obligation	Accrued and other current liabilities	593
Total current lease obligation		$3,335

Total long term operating lease obligation	Operating lease long term liabilities	$11,182
Total long term financing lease obligation	Other long term liabilities	1,860
Total long term lease obligation		$13,042

(1) Operating lease assets are recorded net of accumulated amortization of $2.3 million as of December 31, 2019

(2) Financing lease assets are recorded net of accumulated amortization of $0.4 million as of December 31, 2019

The future minimum lease payments for finance and operating lease liabilities of the Company as lessee as of December 31, 2019 were as follows:

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
(Dollars in thousands)
Year one	$3,391	708	4,099
Year two	3,298	661	3,959
Year three	3,169	599	3,768
Year four	2,509	517	3,026
Year five	2,181	256	2,437
Subsequent years	1,266	—	1,266
Total lease payments	15,814	2,741	18,555
Less: Interest	1,900	289	2,189
Present value of lease liabilities	$13,914	2,452	16,366

The weighted average remaining lease terms and discount rates of the leases held by the Company as of December 31, 2019 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating leases	4.9	5.3
Financing leases	4.2	5.3

The cash outflows of the leasing activity of the Company as lessee for the twelve months ended December 31, 2019 were as follows:

Cash Flow Source	Classification	Amount
(Dollars in thousands)
Operating cash outflows from operating leases	Operating activities	$6,140
Operating cash outflows from financing leases	Operating activities	54
Financing cash outflows from financing leases	Financing activities	293

During the year ended December 31, 2019, the Company recorded non-cash ROU financing lease assets and corresponding financing lease obligations totaling $2.5 million primarily related to warehouse machinery and IT infrastructure lease agreements.

During the year ended December 31, 2019, the Company modified certain terms of the lease agreement with the landlord of Vertex’s Massachusetts facility, including early termination of the lease on November 30, 2019 and Vertex subleasing a portion of the space until the end of November. In connection with the modification, the Company recognized expense related to the early termination of approximately $2.2 million.

The Company has entered into two operating leases during 2020, with significant rights and obligations that total $0.8 million. All other leases are not material.

12.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2019. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$82,287	$85,403	$85,326	$85,270
Gross profit	$18,695	$19,431	$20,537	$21,259
Operating (loss) income	$76	$(87)	$3,030	$3,863
Net (loss) income	$(656)	$(721)	$1,643	$2,284
Earnings (loss) per share:
Basic	$(0.04)	$(0.04)	$0.10	$0.14
Diluted	$(0.04)	$(0.04)	$0.10	$0.14

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$87,906	$90,074	$93,852	$85,026
Gross profit	$20,979	$21,393	$22,347	$20,489
Operating income	$3,190	$3,046	$4,392	$3,270
Net income	$1,628	$2,455	$2,606	$1,947
Earnings per share:
Basic	$0.10	$0.15	$0.16	$0.12	(1)
Diluted	$0.10	$0.15	$0.16	$0.12	(1)

(1)	The “two-class” method was used to calculate earnings per share which resulted in the same value.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered accounting firm’s attestation report are included on pages 24 and 25 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019 based on criteria established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2019 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page 25.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Christopher M. Micklas
James L. Pokluda III	Christopher M. Micklas
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on Internal Control over Financial Reporting

We have audited Houston Wire & Cable Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Houston Wire & Cable Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

March 13, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Proposal No. 1 – Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Delinquent Section 16(a) Reports” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance - Code of Business Conduct” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance – Committee Established by the Board of Directors – Nominating and Corporate Governance Committee – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance - Committees Established by the Board of Directors - Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees - Director Independence” and “Related Person Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 2020.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2019 and 2018
●	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
●	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
●	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

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

4.1	Description of the Registrant’s Securities**

10.1*

Houston Wire & Cable Company 2006 Stock Plan, as amended and restated effective March 1, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 13, 2015 and Exhibit 10.12 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.2*

Amended and Restated Executive Employment Agreement dated as of January 1, 2017 between James L. Pokluda, III and Houston Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 29, 2017)

10.3*

Form of Employee Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4*

Form of Director Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.5*

Form of Stock Award Agreement for Key Employees under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.6*

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7*

Form of Performance Stock Unit Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9*

Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10

Fourth Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, as amended on March 12, 2019 and December 10, 2019, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015, Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2016, Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 14, 2019 and Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed on December 12, 2019)

10.11

Third Amended and Restated Guaranty dated as of October 1, 2015, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

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

21.1	Subsidiaries of Houston Wire & Cable Company **

23.1	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 13, 2020	By:	/s/ CHRISTOPHER M. MICKLAS
Christopher M. Micklas Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 13, 2020
James L. Pokluda III

/s/ CHRISTOPHER M. MICKLAS	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 13, 2020
Christopher M. Micklas

/s/ WILLIAM H. SHEFFIELD	Chairman of the Board	March 13, 2020
William H. Sheffield

/s/ ROY W. HALEY	Director	March 13, 2020
Roy W. Haley

/s/ MARGARET S. LAIRD	Director	March 13, 2020
Margaret S. Laird

/s/ ROBERT L. REYMOND	Director	March 13, 2020
Robert Reymond

/s/ SANDFORD W. ROTHE	Director	March 13, 2020
Sandford W. Rothe

/s/ G. GARY YETMAN	Director	March 13, 2020
G. Gary Yetman