Form 10-Q
period 2020-03-31
Houston Wire & Cable CO
filed 2020-05-08
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2020

or

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

At May 1, 2020 there were 16,584,460 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended March 31, 2020

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$3,536	$4,096
Accounts receivable, net:
Trade	55,054	50,325
Other	2,114	6,640
Inventories, net	109,383	114,069
Income taxes	1,017	1,353
Prepaids and other current assets	3,157	1,833
Total current assets	174,261	178,316

Property and equipment, net	15,399	14,589
Intangible assets, net	9,888	10,282
Goodwill	22,353	22,353
Deferred income taxes	704	600
Operating lease right-of-use assets, net	12,962	13,481
Other assets	506	527
Total assets	$236,073	$240,148

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,651	$13,858
Accrued and other current liabilities	15,332	23,261
Operating lease liabilities	2,783	2,742
Total current liabilities	32,766	39,861

Debt	85,920	83,500
Operating lease long term liabilities	10,652	11,182
Other long term liabilities	2,234	1,977
Total liabilities	131,572	136,520

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,584,460 and 16,556,950 outstanding at March 31, 2020 and December 31, 2019, respectively	21	21
Additional paid-in-capital	52,276	52,304
Retained earnings	109,171	108,626
Treasury stock	(56,967)	(57,323)
Total stockholders’ equity	104,501	103,628
Total liabilities and stockholders’ equity	$236,073	$240,148

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019

Sales	$83,533	$85,270
Cost of sales	63,941	64,011
Gross profit	19,592	21,259

Operating expenses:
Salaries and commissions	9,474	9,180
Other operating expenses	7,565	7,663
Depreciation and amortization	767	553
Impairment charge	200	—
Total operating expenses	18,006	17,396

Operating income	1,586	3,863
Interest expense	813	741
Income before income taxes	773	3,122
Income tax expense	228	838
Net income	$545	$2,284

Earnings per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
Weighted average common shares outstanding:
Basic	16,387,460	16,477,855
Diluted	16,436,293	16,577,126

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2019	20,988,952	$21	$52,304	$108,626	(4,432,002)	$(57,323)	$103,628

Net income	—	—	—	545	—	—	545
Amortization of unearned stock compensation	—	—	328	—	—	—	328
Impact of released restricted stock units	—	—	(356)	—	27,510	356	—
Balance at March 31, 2020	20,988,952	$21	$52,276	$109,171	(4,404,492)	$(56,967)	$104,501

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Impact of released deferred restricted stock units	—	—	—	—	2,251	16	16
Impact of adoption of ASU 2016-02 (Note 7)	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net income	$545	$2,284
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charge	200	—
Depreciation and amortization	767	553
Amortization of unearned stock compensation	328	342
Non-cash lease expense	904	986
Provision for refund liability	18	559
Provision for inventory obsolescence	173	170
Deferred income taxes	(104)	284
Other non-cash items	62	34
Changes in operating assets and liabilities:
Accounts receivable	(253)	(723)
Inventories	4,513	(1,170)
Prepaids	(1,238)	(1,005)
Other assets	(77)	(549)
Lease payments	(907)	(982)
Trade accounts payable	793	(3,424)
Accrued and other current liabilities	(8,281)	(6,460)
Income taxes	336	534
Other operating activities	257	93
Net cash used in operating activities	(1,964)	(8,474)

Investing activities
Expenditures for property and equipment	(857)	(278)
Net cash used in investing activities	(857)	(278)

Financing activities
Borrowings on revolver	85,653	94,333
Payments on revolver	(83,233)	(86,709)
Release of treasury stock/stock surrendered on vested awards	—	8
Lease payments	(159)	(17)
Net cash provided by financing activities	2,261	7,615

Net change in cash	(560)	(1,137)
Cash at beginning of period	4,096	1,393

Cash at end of period	$3,536	$256
Supplemental disclosures of non-cash activities
Purchase of assets under finance leases	$526	$11

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products including Electrical Wire and Cable, Steel Wire Rope and Hardware, and Fasteners to the U.S. market through twenty-two locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted this ASU in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this ASU in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries. This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB deferred the effective dates of this ASU for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of March 31, 2020, the Company qualifies as a SRC and will adopt this ASU in the first quarter of 2023.

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

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
Denominator:
Weighted average common shares outstanding for basic earnings per share	16,387,460	16,477,855
Effect of dilutive securities	48,833	99,271
Weighted average common shares outstanding for diluted earnings per share	16,436,293	16,577,126

Stock awards to purchase 553,547 shares and 356,890 shares of common stock were not included in the diluted net income per share calculation for the three months ended March 31, 2020 and 2019, respectively, as their inclusion would have been anti-dilutive.

3.     Debt

On March 12, 2019 and December 10, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, entered into the Second and Third Amendments, respectively, to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”). The Second Amendment extended the expiration date until March 12, 2024 and the Third Amendment increased the revolving credit facility to $115 million. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At March 31, 2020, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

4.     Impairment of Goodwill and Intangible Assets

The Company tests goodwill and indefinite lived intangibles for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the first quarter of 2020, the Company’s market capitalization declined significantly, driven by current macroeconomic and geopolitical conditions due in large part to the COVID-19 outbreak, which has contributed to decline in demand for the Company’s products, a decline in overall financial performance, partially due to the decline in oil prices, and decline in industry and market conditions. Based on these events, the Company concluded that it was more-likely-than-not that the fair value of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

Goodwill impairment is evaluated at each of the four reporting units. The Company determined the fair values of two reporting units with goodwill and certain of its indefinite lived intangibles exceeded their respective carrying values. Additionally, the Company determined the fair value of its Southwest reporting unit’s tradenames was below its carrying value, and as a result, recorded an impairment charge of $0.2 million in March 2020.

5.     Income Taxes

The effective tax rate for the three months ended March 31, 2020 was 29.5% compared to 26.8% for the same period in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by state income taxes and nondeductible expenses. Due to the continuing uncertainty in the Company’s industry, the Company has utilized the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2020. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the three months ended March 31, 2020.

6.	Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first three months of 2020 or 2019.

Restricted Stock Awards and Restricted Stock Units

There were no restricted stock awards or units granted during the first three months of 2020.

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

Total stock-based compensation cost was $0.3 million for each of the three months ended March 31, 2020 and 2019, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

7.	Commitments and Contingencies

The Company had outstanding under the Loan Agreement letters of credit totaling $0.7 million to certain vendors as of March 31, 2020.

From time to time, the Company is involved in lawsuits that are brought against us in the normal course of business. The Company is not currently a party to any legal proceedings that it expects, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

8.	Subsequent Events

The COVID-19 pandemic has spread throughout the United States and the countries in which our offshore suppliers are located. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees are taking additional steps to avoid or reduce infection, including limiting travel and working remotely. The Company continues to monitor its operations and government recommendations and has made modifications to its normal operations because of the pandemic, including requiring most of its non-essential employees to work remotely. The Company has maintained a substantial portion of its operational capacity at its warehouses across the continental United States and has instituted several health and safety protocols and procedures to safeguard its employees.

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 outbreak on the Company’s business. However, the outbreak has caused the Company to experience adverse impacts, including reductions in the demand for its products. In response, the Company has implemented several cost savings measures which include furloughing employees, payroll reductions, and other measures to decrease corporate and non-critical expenses. While we cannot reasonably estimate the length or severity of this pandemic, we currently anticipate an adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

On May 4, 2020, the Company received a $6.2 million Payroll Protection Program loan from Bank of America, funded under the CARES Act. The loan has a 1.0% interest rate after a six-month deferment period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a provider of industrial products including Electrical Wire and Cable, Steel Wire Rope and Hardware, and Fasteners to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and assumptions, including those related to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Impact of the COVID-19 Pandemic

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 outbreak on the Company’s business. However, the outbreak has caused the Company to experience adverse impacts, including reductions in the demand for its products. In response, the Company has implemented several cost savings measures which include furloughing employees, payroll reductions, and other measures to decrease corporate and non-critical expenses. While we cannot reasonably estimate the length or severity of this pandemic, we currently anticipate an adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2020	2019

Sales	100.0%	100.0%
Cost of sales	76.5%	75.1%
Gross profit	23.5%	24.9%

Operating expenses:
Salaries and commissions	11.3%	10.8%
Other operating expenses	9.1%	9.0%
Depreciation and amortization	0.9%	0.6%
Impairment charge	0.3%	—
Total operating expenses:	21.6%	20.4%

Operating income	1.9%	4.5%
Interest expense	1.0%	0.9%

Income before income taxes	0.9%	3.7%
Income tax expense	0.3%	1.0%

Net income	0.7%	2.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2020 and 2019

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019	Change
Sales	$83.5	$85.3	$(1.7)	(2.0)%

Our sales for the first quarter were slightly down at $83.5 million in 2020 compared to $85.3 million in 2019, primarily due to reduced market demand, as a result of current economic conditions caused by the COVID-19 pandemic. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 5%, while Maintenance, Repair, and Operations (MRO) sales decreased 1.0%, as compared to 2019.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019	Change
Gross profit	$19.6	$21.3	$(1.7)	(7.8)%
Gross margin	23.5%	24.9%

Gross profit decreased 7.8% to $19.6 million in 2020 from $21.3 million in 2019. The decrease in gross profit was primarily attributable to the reduction in sales and lower product margins. Gross margin (gross profit as a percentage of sales) decreased to 23.5% in 2020 from 24.9 % in 2019 primarily due to a decline in copper prices.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$9.5	$9.2	$0.3	3.2%
Other operating expenses	7.6	7.7	(0.1)	(1.3)%
Depreciation and amortization	0.8	0.6	0.2	38.7%
Impairment charge	0.2	—	0.2	100.0%
Total operating expenses	$18.0	$17.4	$0.6	3.5%

Operating expenses as a percent of sales	21.6%	20.4%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions increased $0.3 million in 2020 compared to 2019 due to slightly higher temporary warehouse labor as a result of the warehouse moves in the fourth quarter of 2019.

Other operating expenses in 2020 were almost flat compared to 2019, as we focus on expense management in light of current economic conditions caused by the COVID-19 pandemic.

Depreciation and amortization increased primarily due to depreciation on additional right-of-use assets acquired in the first quarter of 2020.

We recorded an impairment charge in the first quarter of 2020 with respect to tradenames at our Southwest reporting unit. (See Note 4 of our Consolidated Financial Statements)

Interest Expense

Interest expense increased to $0.8 million in 2020 from $0.7 million in 2019 due to an increase in the average debt, offset by a lower average effective interest rate. Average debt was $89.2 million in 2020 compared to $73.5 million in 2019. The average effective interest rate was 3.4% in 2020 compared to 3.9% in 2019.

Income Taxes

The income tax expense of $0.2 million decreased from $0.8 million in the prior year period, primarily due to the decrease in income before income taxes. Due to the continuing uncertainty in our industry, we utilized the method of recording income taxes on a year-to-date effective tax rate for the three months ended March 31, 2020. The actual effective income tax rate for the quarter increased slightly to 29.5% in 2020 from the estimated rate of 26.8% in 2019 due to state income taxes and nondeductible expenses.

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

Comparison of the Three Months Ended March 31, 2020 and 2019

Our net cash used in operating activities was $2.0 million for the three months ended March 31, 2020 compared to $8.5 million in 2019. We had net income of $0.5 million in 2020 compared to $2.3 million in 2019.

Changes in our operating assets and liabilities resulted in cash used in operating activities of $4.9 million in 2020. A decrease in accrued and other liabilities of $8.3 million was the main use of cash, offset by a decrease inventory of $4.5 million.

Net cash used in investing activities was $0.8 million in 2020 compared to $0.3 million in 2019.

Net cash provided by financing activities was $2.3 million in 2020 compared to $7.6 million in 2019. Net borrowings on the revolver of $2.4 million were the primary source for financing activities in 2020.

Indebtedness

Our principal source of liquidity at March 31, 2020 was working capital of $141.5 million compared to $138.5 million at December 31, 2019. We also had available borrowing capacity of $27.4 million at March 31, 2020 and $22.8 million at December 31, 2019 under our loan agreement. The availability at March 31, 2020 is net of outstanding letters of credit of $0.7 million.

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

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2020.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$85,920	$—	$—	$85,920	$—

There were no material changes in non-cancellable purchase obligations since December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

        As of March 31, 2020, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A.  Risk Factors

The COVID-19 pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have impacted our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization. To date, this outbreak, which has surfaced in nearly all regions around the world, and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in capital spending, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. It is currently not practicable to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on our business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on our business, operating results and financial condition.

The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will likely depend on numerous evolving factors which are highly uncertain and cannot be predicted, including but not limited to:

●	Reductions in the demand for our products as a result of downturns in capital spending,
●	Disruption to our distribution centers and our suppliers and other vendors, including through the effects of facility closures,
●	Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs,
●	Labor shortages,
●	Real time changes in operating procedures and costs, including for additional cleaning and disinfection
●	Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

We intend to continue to monitor the situation and adjust our current policies and practices as more information and guidance become available.

Other than this item, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019.

No shares of common stock were purchased during the three months ended March 31, 2020. As of March 31, 2020, $8.1 million remained available under the repurchase authorization.

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

(1)

Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2020	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Christopher M. Micklas
Christopher M. Micklas, Chief Financial Officer