Form 10-Q
period 2020-06-30
Houston Wire & Cable CO
filed 2020-08-10
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2020

or

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

At August 1, 2020 there were 16,555,248 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended June 30, 2020

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$5,696	$4,096
Accounts receivable, net:
Trade	43,593	50,325
Other	2,921	6,640
Inventories, net	106,018	114,069
Income taxes	1,314	1,353
Prepaids and other current assets	2,885	1,833
Total current assets	162,427	178,316

Property and equipment, net	15,774	14,589
Intangible assets, net	9,521	10,282
Goodwill	22,353	22,353
Deferred income taxes	900	600
Operating lease right-of-use assets, net	12,244	13,481
Other assets	380	527
Total assets	$223,599	$240,148

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,212	$13,858
Accrued and other current liabilities	14,932	23,261
Operating lease liabilities	2,803	2,742
Total current liabilities	27,947	39,861

Revolver Debt	74,540	83,500
Paycheck Protection Program Loan	6,185	—
Operating lease long term liabilities	9,946	11,182
Other long term liabilities	2,227	1,977
Total liabilities	120,845	136,520

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,591,818 and 16,556,950 outstanding at June 30, 2020 and December 31, 2019, respectively	21	21
Additional paid-in-capital	52,484	52,304
Retained earnings	107,008	108,626
Treasury stock, at cost	(56,759)	(57,323)
Total stockholders’ equity	102,754	103,628
Total liabilities and stockholders’ equity	$223,599	$240,148

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales	$66,777	$85,326	$150,310	$170,596
Cost of sales	52,541	64,789	116,482	128,800
Gross profit	14,236	20,537	33,828	41,796

Operating expenses:
Salaries and commissions	8,407	9,244	17,881	18,424
Other operating expenses	7,029	7,729	14,594	15,392
Depreciation and amortization	815	534	1,582	1,087
Impairment charge	173	—	373	—
Total operating expenses	16,424	17,507	34,430	34,903

Operating income (loss)	(2,188)	3,030	(602)	6,893
Interest expense	474	738	1,287	1,479
Income (loss) before income taxes	(2,662)	2,292	(1,889)	5,414
Income tax (benefit) expense	(499)	649	(271)	1,487
Net income (loss)	$(2,163)	$1,643	$(1,618)	$3,927

Earnings (loss) per share:
Basic	$(0.13)	$0.10	$(0.10)	$0.24
Diluted	$(0.13)	$0.10	$(0.10)	$0.24
Weighted average common shares outstanding:
Basic	16,442,493	16,504,471	16,414,976	16,491,236
Diluted	16,442,493	16,597,496	16,414,976	16,571,113

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2019	20,988,952	$21	$52,304	$108,626	(4,432,002)	$(57,323)	$103,628

Net income	—	—	—	545	—	—	545
Amortization of unearned stock compensation	—	—	328	—	—	—	328
Impact of released vested restricted stock units	—	—	(356)	—	27,510	356	—
Balance at March 31, 2020	20,988,952	$21	$52,276	$109,171	(4,404,492)	$(56,967)	$104,501

Net loss	—	—	—	(2,163)	—	—	(2,163)
Repurchase of treasury shares	—	—	—	—	(10,668)	(24)	(24)
Amortization of unearned stock compensation	—	—	440	—	—	—	440
Impact of released vested restricted stock units	—	—	(232)	—	18,026	232	—
Balance at June 30, 2020	20,988,952	$21	$52,484	$107,008	(4,397,134)	$(56,759)	$102,754

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Cumulative effect of accounting change	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

Net income	—	—	—	1,643	—	—	1,643
Repurchase of treasury shares	—	—	—	—	(11,951)	(73)	(73)
Amortization of unearned stock compensation	—	—	365	—	—	—	365
Impact of released vested restricted stock units	—	—	(601)	—	44,737	601	—
Balance at June 30, 2019	20,988,952	$21	$53,620	$110,003	(4,343,770)	$(58,296)	$105,348

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net income (loss)	$(1,618)	$3,927
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	373	—
Depreciation and amortization	1,582	1,087
Amortization of unearned stock compensation	768	707
Non-cash lease expense	1,793	1,968
Provision for refund liability	77	471
Provision for inventory obsolescence	1,273	459
Deferred income taxes	(300)	460
Other non-cash items	68	83
Changes in operating assets and liabilities:
Accounts receivable	10,374	75
Inventories	6,778	(12,407)
Prepaids	(952)	(1,371)
Other assets	18	(550)
Lease payments	(1,800)	(1,963)
Book overdraft	—	330
Trade accounts payable	(3,646)	2,106
Accrued and other current liabilities	(8,702)	2,235
Income taxes	39	(142)
Other operating activities	250	359
Net cash provided by (used in) operating activities	6,375	(2,166)

Investing activities
Expenditures for property and equipment	(1,626)	(875)
Net cash used in investing activities	(1,626)	(875)

Financing activities
Borrowings on revolver	162,681	175,417
Payments on revolver	(171,641)	(173,626)
Proceeds from Paycheck Protection Program loan	6,185	—
Payment of dividends	(1)	(30)
Purchase of treasury stock/stock surrendered on vested awards	(24)	(65)
Lease payments	(349)	(48)
Net cash (used in) provided by financing activities	(3,149)	1,648

Net change in cash	1,600	(1,393)
Cash at beginning of period	4,096	1,393

Cash at end of period	$5,696	$—
Supplemental disclosures of non-cash activities
Purchase of assets under finance leases	$752	$407

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

The consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the time these financial statements in this Form 10-Q were filed with the Securities and Exchange Commission (the “SEC”).

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

Risks and Uncertainties

The Company is currently subject to additional risks and uncertainties due to the COVID-19 pandemic. The pandemic, and governmental and other actions taken in response to it, have had an adverse effect on the demand for the Company’s products and on its results of operations, and the virus continues to spread. Capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as companies in many industries curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support specific industries and their economies as a whole. However, the overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.

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

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries. This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB deferred the effective dates of these ASUs for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of June 30, 2020, the Company qualifies as a SRC and expects to adopt these ASUs in the first quarter of 2023.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether certain exceptions apply in a given period. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: a) Franchise taxes that are partially based on income; b) Transactions with a government that result in a step up in the tax basis of goodwill; c) Separate financial statements of legal entities that are not subject to tax; and d) Enacted changes in tax laws in interim periods. For public business entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.     Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Denominator:
Weighted average common shares outstanding for basic earnings per share	16,442,493	16,504,471	16,414,976	16,491,236
Effect of dilutive securities	—	93,025	—	79,877
Weighted average common shares outstanding for diluted earnings per share	16,442,493	16,597,496	16,414,976	16,571,113

Stock awards to purchase 940,682 and 275,494 shares of common stock for the three months ended June 30, 2020 and 2019, respectively, and 961,526 and 286,141 shares for the six months ended June 30, 2020 and 2019, respectively, were not included in the diluted net income (loss) per share calculation as their inclusion would have been anti-dilutive.

3.     Debt

On March 12, 2019 and December 10, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, entered into a Second and Third Amendments, respectively, to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”). The Second Amendment extends the expiration date until March 12, 2024 and the Third Amendment increased the revolving credit facility to $115 million. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At June 30, 2020, the Company was in compliance with the availability-based covenants governing its indebtedness.

 The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

On May 4, 2020, the Company received a $6.2 million Paycheck Protection Program (“PPP”) loan from Bank of America (“Lender”), funded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to a Promissory Note issued by the Company to Lender. The Company will use the funds to pay its payroll related expenses as well as rent expenses, as allowed by the terms of the loan. The Company intends to apply for loan forgiveness in the third quarter 2020. Under current rules, which could still be clarified further, the Company believes it will achieve around 80-90% forgiveness. The forgiveness amount will be equal to the amount that the Company uses for the approved expenses, a minimum of 60% on payroll related expenses and up to 40% on non-payroll expenses. If the total of the loan is not forgiven, the Company will have two years from the funded date of May 4, 2020 to repay the balance of the PPP loan to Bank of America. No principal or interest payments will be due prior to the end of the six-month deferment period and the interest rate on the balance of the loan will not exceed 1.0% per annum.

4.    Impairment of Goodwill and Intangible Assets

The Company tests goodwill and indefinite lived intangibles for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the first and second quarter of 2020, the Company’s market capitalization declined significantly, driven by current macroeconomic and geopolitical conditions due in large part to the COVID-19 outbreak, which has contributed to a decline in demand for the Company’s products, a decline in overall financial performance, partially due to the decline in oil prices, and decline in industry and market conditions. Based on these events, the Company concluded that it was more-likely-than-not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test for both the first and second quarter.

Goodwill impairment is evaluated at each of the four reporting units. The Company determined the fair values of two reporting units with goodwill and certain of its indefinite lived intangibles exceeded their respective carrying values. The amount of goodwill at June 30, 2020 for the two reporting units, Southern Wire and Vertex, were $12.5 million and $9.8 million, respectively, and the Vertex reporting unit has a negative carrying value. Additionally, the Company determined the fair value of its Vertex reporting unit’s tradenames was below its carrying value, and as a result recorded an impairment charge of $0.1 million in June 2020. The Company also determined the fair value of its Southwest reporting unit’s tradenames was below its carrying value, and as a result, recorded an impairment charge of $0.1 million in June 2020 and $0.2 million in March 2020.

5.    Income Taxes

The effective tax rate for the six months ended June 30, 2020 was 14.3%, compared to 27.5% for the same period in 2019. Compared to the U.S. statutory rate, the effective tax rate was impacted by state income taxes and nondeductible expenses. Due to the continuing uncertainty in the Company’s industry, the Company has utilized the method of recording income taxes on a year-to-date effective tax rate for the six months ended June 30, 2020. The Company will evaluate its use of this method each quarter until such time as a return to the annualized estimated effective tax rate method is deemed appropriate.

The CARES Act was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the three months ended June 30, 2020.

6.    Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first six months of 2020 or 2019.

Restricted Stock Awards and Restricted Stock Units

On June 26, 2020, the Board of Directors granted 10,000 restricted stock units to the newly named executive chairman of the board. The award shall vests in two equal installments on June 26, 2021 and June 26, 2022. The award entitles the executive chairman of the board to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as his service on the board terminates for any reason.

Following the Annual Meeting of Stockholders on May 7, 2019, the Company granted restricted stock units with a grant date value of $60,000 to each non-employee director who was elected and re-elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vested at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason. The Company did not grant equity awards to the non-employee directors following the 2020 Annual Meeting.

On March 12, 2019, the Board of Directors granted 52,910 performance stock units to the Company’s President and CEO and 13,228 performance stock units to the CFO. Each grant of performance stock units vests on December 31, 2021, based on and subject to the Company’s achievement of cumulative EBITDA and stock price performance goals over a three year period, as long as the grantee is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to the grantee if and when the related shares vest.

Total stock-based compensation cost was $0.4 million for each of the three months ended June 30, 2020 and 2019, and $0.8 million for the six months ended June 30, 2020 and $0.7 million for the six months ended June 30, 2019, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

7.    Commitments and Contingencies

The Company had outstanding under the Loan Agreement letters of credit totaling $0.7 million to certain vendors as of June 30, 2020.

From time to time, the Company is involved in lawsuits that are brought against it in the normal course of business. The Company is not currently a party to any legal proceedings that it expects, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Form 10-K for the year ended December 31, 2019.

Overview

We are a provider of industrial products including electrical wire and cable, steel wire rope and hardware, and fasteners to the U.S. market. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and assumptions, including those related to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and assumptions are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has spread throughout the United States and the countries in which our offshore suppliers are located. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and working remotely. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the pandemic, including requiring most of its non-essential employees to work remotely. We have maintained a substantial portion of our operational capacity at our warehouses across the continental United States and have instituted several health and safety protocols and procedures to safeguard our employees.

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 outbreak on our business. However, the outbreak has had an adverse impact on our business, including reductions in the demand for our products. In response, we applied for and received funds under the Paycheck Protection Program and have implemented several cost savings measures which include furloughing employees, payroll reductions, and other actions to decrease corporate and non-critical expenses. These cost savings measures are not fully reflected in the second quarter but we anticipate additional savings in the third and fourth quarters due to the continued execution of multiple expense reduction initiatives. While we cannot reasonably estimate the length or severity of this pandemic, we currently anticipate an adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about the duration, extent and impact of the COVID-19 pandemic, our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7%	75.9%	77.5%	75.5%
Gross profit	21.3%	24.1%	22.5%	24.5%

Operating expenses:
Salaries and commissions	12.6%	10.8%	11.9%	10.8%
Other operating expenses	10.5%	9.1%	9.7%	9.0%
Depreciation and amortization	1.2%	0.6%	1.1%	0.6%
Impairment charge	0.3%	—	0.2%	—
Total operating expenses	24.6%	20.5%	22.9%	20.5%

Operating income (loss)	(3.3)%	3.6%	(0.4)%	4.0%
Interest expense	0.7%	0.9%	0.9%	0.9%

Income (loss) before income taxes	(4.0)%	2.7%	(1.3)%	3.2%
Income tax expense (benefit)	(0.7)%	0.8%	(0.2)%	0.9%

Net income (loss)	(3.2)%	1.9%	(1.1)%	2.3%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended June 30, 2020 and 2019

Sales

	Three Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Sales	$66.8	$85.3	$(18.5)	(21.7)%

Our sales for the second quarter decreased from $85.3 million in 2019 to $66.8 million in 2020, primarily due to reduced market demand, as a result of current economic conditions caused by the COVID-19 pandemic, as well as the decline in the oil and gas market. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 7.1%, while Maintenance, Repair, and Operations (MRO) sales decreased 24.6%, as compared to 2019.

Gross Profit

	Three Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Gross profit	$14.2	$20.5	$(6.3)	(30.7)%
Gross margin	21.3%	24.1%

Gross profit decreased 30.7% to $14.2 million in 2020 from $20.5 million in 2019. The decrease in gross profit was attributable to reduced sales from the COVID-19 pandemic and the decline in the oil and gas market. Gross margin (gross profit as a percentage of sales) decreased to 21.3% in 2020 from 24.1% in 2019 primarily due to the decline in demand for our product as a result of the pandemic and the decline in the oil and gas market, combined with the relatively low price of copper through much of the quarter The Company also recorded an impairment charge of $0.6 million for inventory that will be returned under a one-time agreement with the supplier.

Operating Expenses

	Three Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$8.4	$9.2	$(0.8)	(9.1)%
Other operating expenses	7.0	7.7	(0.7)	(9.1)%
Depreciation and amortization	0.8	0.5	0.3	52.6%
Impairment charge	0.2	—	0.2	100.0%
Total operating expenses	$16.4	$17.5	$(1.1)	(6.2)%

Operating expenses as a percent of sales	24.6%	20.5%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.8 million from the second quarter 2019 compared to 2020 due to reduced full-time employee headcount, salary reductions, fewer temporary warehouse labor hours due to decreased activity as of result of COVID-19 and lower commissions resulting from the reduction in sales and gross profit.

Other operating expenses decreased due to our efforts to reduce expenses in response to COVID-19, mainly travel and entertainment expense and reduced office and other administrative expenses.

Depreciation and amortization increased primarily due to depreciation on additional right-of-use assets acquired in the second quarter of 2020.

We recorded an impairment charge in the second quarter of 2020 with respect to tradenames at our Southwest and Vertex reporting units. (See Note 4 of our Consolidated Financial Statements)

Interest Expense

Interest expense decreased from $0.7 million in 2019 to $0.5 million in 2020 as a result of lower average interest rates. Average debt was $78.0 million in 2020 compared to $74.3 million in 2019. The average effective interest rate was 2.2% in 2020 compared to 3.9% in 2019.

Income Taxes

The income tax benefit of $0.5 million in the second quarter 2020 decreased from the income tax expense of $0.6 million decreased in the prior year period due to lower pretax income. The effective income tax rate for the quarter was 18.7% in 2020 compared to 28.3% in 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Sales	$150.3	$170.6	$(20.3)	(11.9)%

Our sales for the second quarter decreased from $170.6 million in 2019 to $150.3 million in 2020, primarily due to reduced market demand, as a result of current economic conditions caused by the COVID-19 pandemic, as well as the decline in the oil and gas market. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 6.3%, while MRO decreased 12.8% from 2019.

Gross Profit

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Gross profit	$33.8	$41.8	$(8.0)	(19.1)%
Gross margin	22.5%	24.5%

Gross profit decreased 17.6% from $41.8 million in 2019 to $34.4 million in 2020. The decrease in gross profit was primarily attributable to the reduction in sales. Gross margin decreased to 22.9% in 2020 from 24.5% in 2019, primarily due to the decline in demand for our product as a result of the pandemic and the decline in the oil and gas market, combined with the relatively low price of copper through the first half of 2020.

Operating Expenses

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$17.9	$18.4	$(0.5)	(2.9)%
Other operating expenses	14.6	15.4	(0.8)	(5.2)%
Depreciation and amortization	1.6	1.1	0.5	45.5%
Impairment charge	0.4	—	0.4	100.0%
Total operating expenses	$34.4	$34.9	$(0.5)	(1.4)%

Operating expenses as a percent of sales	22.9%	20.5%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $0.5 million between the periods due to lower commissions resulting from the reduction in sales and gross profit, reduced full-time employee headcount, salary reductions and fewer temporary warehouse labor hours due to decreased activity as a result of COVID-19.

Other operating expenses decreased due to our efforts to reduce expenses in response to COVID-19, mainly travel and entertainment expense and reduced office and other administrative expenses.

Depreciation and amortization increased primarily due to depreciation on additional right-of-use assets acquired in the first half of 2020.

We recorded an impairment charge in the first and second quarters of 2020 with respect to tradenames at our Southwest and Vertex reporting units. (See Note 4 of our Consolidated Financial Statements)

Interest Expense

Interest expense decreased 13.0% from $1.5 million in 2019 to $1.3 million in 2020 due to lower interest rates. Average debt was $83.6 million in 2020 compared to $73.9 million in 2019 and the average effective interest rate fell to 2.8% in 2020 from 3.9% in the prior year period.

Income Taxes

The income tax benefit of $0.3 million in 2020 decreased $1.8 million compared to the income tax expense of $1.5 million in 2019 due to lower pretax income. The effective income tax rate was 14.3% in 2020 compared to 27.5% in 2019.

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

Comparison of the Six Months Ended June 30, 2020 and 2019

Our net cash provided by operating activities was $6.4 million for the six months ended June 30, 2020 compared to cash used in operating activities of $2.2 million for the same period in 2019. We had a net loss of $1.6 million in 2020 compared to net income of $3.9 million in 2019.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $2.3 million in 2020. A decrease in accounts receivables of $10.4 million due to decreased sales and a decrease in inventories of $6.8 million primarily due to efforts to align inventory levels with sales activities were the main sources of cash. The main uses of cash provided by operating activities were a decrease in accrued and other current liabilities of $8.7 million, a decrease in trade accounts payable of $3.6 million as a result of the decrease in inventory, lease payments of $1.8 million and prepaid expenses of $1.0 million.

Net cash used in investing activities was $1.6 million in 2020 compared to $0.9 million in 2019.

Net cash used in financing activities was $3.1 million in 2020 compared to net cash provided by financing activities of $1.6 million in 2019. Net payments on the revolver of $9.0 million were the primary uses of cash for financing activities in 2020, offset by the Paycheck Protection Plan (“PPP”) loan of $6.2 million received in the second quarter of 2020. We will be applying for loan forgiveness for the PPP loan in the third quarter and the outcome of the loan forgiveness application will determine how the loan funds are accounted for.

Indebtedness

Our principal source of liquidity at June 30, 2020 was working capital of $134.5 million compared to $138.5 million at December 31, 2019. We also had available borrowing capacity of $22.6 million at June 30, 2020 and $22.8 million at December 31, 2019 under our loan agreement. The availability at June 30, 2020 was net of outstanding letters of credit of $0.7 million.

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

Contractual Obligations

The following table summarizes our loan commitment at June 30, 2020.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$80,725	$—	$6,185	$74,540	$—

There were no material changes in non-cancellable purchase obligations since December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

As of June 30, 2020, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A.  Risk Factors

The COVID-19 pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have had a negative impact on our business, and the duration and extent of the pandemic could prolong or increase the adverse impact.

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization. As of the date of this report, the virus continues to spread and there is no effective vaccine available. The preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdown or shutdown in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in capital spending, and in turn further impact, possibly materially, our business, sales, financial condition and results of operations. It is currently not practicable to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on our business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on our business, operating results and financial condition.

The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will likely depend on numerous evolving factors which are highly uncertain and cannot be predicted, including but not limited to:

●	Reductions in the demand for our products as a result of downturns in capital spending and our customers’ cost containment actions,
●	Disruption to our distribution centers and our suppliers and other vendors, including through the effects of facility closures,
●	Impacts to our distribution and logistics providers’ ability to operate or increases in their operating costs,
●	Labor shortages,
●	Real time changes in operating procedures and costs, including for additional cleaning and disinfection
●	Significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.

We intend to continue to monitor the situation and adjust our current policies and practices as more information and guidance become available.

Other than this item, there were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Our board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019.

No shares of common stock were purchased during the three months ended June 30, 2020. As of June 30, 2020, $8.1 million remained available under the repurchase authorization.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Eric W. Davis pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Eric W. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2020	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Eric W. Davis
Eric W. Davis, Chief Financial Officer