Form 10-Q
period 2020-09-30
Houston Wire & Cable CO
filed 2020-11-06
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2020

or

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

At November 1, 2020 there were 16,544,542 outstanding shares of the registrant’s common stock, $0.001 par value per share.

HOUSTON WIRE & CABLE COMPANY

Form 10-Q

For the Quarter Ended September 30, 2020

HOUSTON WIRE & CABLE COMPANY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash	$—	$4,096
Accounts receivable, net:
Trade	46,092	50,325
Other	2,138	6,640
Inventories, net	89,259	114,069
Income taxes	1,331	1,353
Prepaids and other current assets	2,760	1,833
Total current assets	141,580	178,316

Property and equipment, net	15,351	14,589
Intangible assets, net	10,164	10,282
Goodwill	22,353	22,353
Deferred income taxes	1,041	600
Operating lease right-of-use assets, net	12,267	13,481
Other assets	484	527
Total assets	$203,240	$240,148

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$532	$—
Trade accounts payable	8,636	13,858
Accrued and other current liabilities	15,661	23,261
Operating lease liabilities	2,967	2,742
Total current liabilities	27,796	39,861

Revolver Debt	55,288	83,500
Paycheck Protection Program Loan	6,185	—
Operating lease long term liabilities	9,841	11,182
Other long term liabilities	2,224	1,977
Total liabilities	101,334	136,520

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,553,637 and 16,556,950 outstanding at September 30, 2020 and December 31, 2019, respectively	21	21
Additional paid-in-capital	52,821	52,304
Retained earnings	106,273	108,626
Treasury stock, at cost	(57,209)	(57,323)
Total stockholders’ equity	101,906	103,628
Total liabilities and stockholders’ equity	$203,240	$240,148

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$70,247	$85,403	$220,557	$255,999
Cost of sales	55,257	65,972	171,739	194,772
Gross profit	14,990	19,431	48,818	61,227

Operating expenses:
Salaries and commissions	7,503	9,249	25,384	27,673
Other operating expenses	7,120	9,602	21,714	24,994
Depreciation and amortization	886	667	2,468	1,754
Impairment charge	—	—	373	—
Total operating expenses	15,509	19,518	49,939	54,421

Operating income (loss)	(519)	(87)	(1,121)	6,806
Interest (expense)	(344)	(812)	(1,631)	(2,291)
Income (loss) before income taxes	(863)	(899)	(2,752)	4,515
Income tax (expense) benefit	128	178	399	(1,309)
Net income (loss)	$(735)	$(721)	$(2,353)	$3,206

Earnings (loss) per share:
Basic	$(0.04)	$(0.04)	$(0.14)	$0.19
Diluted	$(0.04)	$(0.04)	$(0.14)	$0.19
Weighted average common shares outstanding:
Basic	16,480,449	16,443,446	16,436,960	16,475,131
Diluted	16,480,449	16,443,446	16,436,960	16,558,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2019	20,988,952	$21	$52,304	$108,626	(4,432,002)	$(57,323)	$103,628

Net income	—	—	—	545	—	—	545
Amortization of unearned stock compensation	—	—	328	—	—	—	328
Impact of released vested restricted stock units	—	—	(356)	—	27,510	356	—
Balance at March 31, 2020	20,988,952	$21	$52,276	$109,171	(4,404,492)	$(56,967)	$104,501

Net loss	—	—	—	(2,163)	—	—	(2,163)
Repurchase of treasury shares	—	—	—	—	(10,668)	(24)	(24)
Amortization of unearned stock compensation	—	—	440	—	—	—	440
Impact of released vested restricted stock units	—	—	(232)	—	18,026	232	—
Balance at June 30, 2020	20,988,952	$21	$52,484	$107,008	(4,397,134)	$(56,759)	$102,754

Net loss	—	—	—	(735)	—	—	(735)
Repurchase of treasury shares	—	—	—	—	(4,103)	(11)	(11)
Amortization of unearned stock compensation	—	—	(102)	—	—	—	(102)
Impact of released vested restricted stock units	—	—	(77)	—	5,912	77	—
Impact of forfeited awards	—	—	516	—	(39,990)	(516)	—
Balance at September 30, 2020	20,988,952	21	52,821	106,273	(4,435,315)	(57,209)	101,906

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2018	20,988,952	$21	$53,514	$105,975	(4,377,301)	$(58,832)	$100,678

Net income	—	—	—	2,284	—	—	2,284
Repurchase of treasury shares	—	—	—	—	(1,506)	(8)	(8)
Amortization of unearned stock compensation	—	—	342	—	—	—	342
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Cumulative effect of accounting change	—	—	—	101	—	—	101
Balance at March 31, 2019	20,988,952	$21	$53,856	$108,360	(4,376,556)	$(58,824)	$103,413

Net income	—	—	—	1,643	—	—	1,643
Repurchase of treasury shares	—	—	—	—	(11,951)	(73)	(73)
Amortization of unearned stock compensation	—	—	365	—	—	—	365
Impact of released vested restricted stock units	—	—	(601)	—	44,737	601	—
Balance at June 30, 2019	20,988,952	$21	$53,620	$110,003	(4,343,770)	$(58,296)	$105,348

Net loss	—	—	—	(721)	—	—	(721)
Repurchase of treasury shares	—	—	—	—	(236,266)	(1,055)	(1,055)
Amortization of unearned stock compensation	—	—	376	—	—	—	376
Balance at September 30, 2019	20,988,952	$21	$53,996	$109,282	(4,580,036)	$(59,351)	$103,948

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net (loss) income	$(2,353)	$3,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of intangibles	373	—
Depreciation and amortization	2,468	1,754
Amortization of unearned stock compensation	666	1,083
Non-cash lease expense	2,686	5,143
Provision for refund liability	366	751
Provision for inventory obsolescence	907	426
Deferred income taxes	(441)	453
Other non-cash items	175	101
Changes in operating assets and liabilities:
Accounts receivable	8,603	(1,546)
Inventories	23,903	(11,968)
Prepaids	(723)	(771)
Other assets	(204)	(817)
Lease payments	(2,694)	(3,016)
Book overdraft	532	—
Trade accounts payable	(5,222)	1,036
Accrued and other current liabilities	(8,385)	(1,186)
Income taxes	22	(888)
Other operating activities	247	1,311
Net cash provided by (used in) operating activities	20,926	(4,928)

Investing activities
Expenditures for property and equipment	(1,510)	(1,742)
Expenditures for intangibles	(838)	—
Net cash used in investing activities	(2,348)	(1,742)

Financing activities
Borrowings on revolver	227,805	266,322
Payments on revolver	(256,017)	(259,735)
Proceeds from Paycheck Protection Program loan	6,185	—
Payment of dividends	(1)	(30)
Purchase of treasury stock/stock surrendered on vested awards	(35)	(1,120)
Lease payments	(611)	(154)
Net cash (used in) provided by financing activities	(22,674)	5,283

Net change in cash	(4,096)	(1,387)
Cash at beginning of period	4,096	1,393

Cash at end of period	$—	$6

Supplemental disclosures of non-cash activities
Purchase of assets under finance leases	$1,137	$1,878

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  HOUSTON WIRE & CABLE COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products including electrical wire and cable, steel wire rope and hardware, and fasteners to the U.S. market through twenty locations in fourteen states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those relating to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived intangible assets. Actual results could differ materially from the estimates and assumptions used for the preparation of the financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

Risks and Uncertainties

The Company is currently subject to additional risks and uncertainties due to the COVID-19 pandemic. The pandemic, and governmental and other actions taken in response to it, have had an adverse effect on the demand for the Company’s products and on its results of operations, and the virus continues to spread. Capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could continue to have a material adverse effect on our business as companies in many industries curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support specific industries and their economies as a whole. However, the overall effectiveness of these actions remains uncertain.

The long-term severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, all of which are uncertain and cannot be predicted. The Company’s future results of operations and liquidity could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these financial statements, the extent to which the COVID-19 pandemic may materially adversely affect the Company’s financial condition, liquidity, or results of operations is uncertain.

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

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries. This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB deferred the effective dates of these ASUs for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of September 30, 2020, the Company qualifies as a SRC and expects to adopt these ASUs in the first quarter of 2023.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The provisions of the new guidance were effective upon issuance and generally can be applied through December 31, 2022 with the option to apply the guidance at any point during that time period. The Company currently has a debt agreement that references LIBOR and will apply the new guidance as these contracts are modified to reference other rates.

2.    Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Denominator:
Weighted average common shares for basic earnings per share	16,480,449	16,443,446	16,436,960	16,475,131
Effect of dilutive securities	—	—	—	82,937
Weighted average common shares for diluted earnings per share	16,480,449	16,443,446	16,436,960	16,558,068

Stock awards to purchase 751,042 and 658,420 shares of common stock for the three months ended September 30, 2020 and 2019, respectively, and 896,018 and 322,771 shares for the nine months ended September 30, 2020 and 2019, respectively, were not included in the diluted net income (loss) per share calculation as their inclusion would have been anti-dilutive.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At September 30, 2020, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

On May 4, 2020, the Company received a $6.2 million Paycheck Protection Program (“PPP”) loan from Bank of America (“Lender”), funded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to a Promissory Note issued by the Company to Lender. The Company used the funds to pay its payroll related expenses as well as rent expenses, as allowed by the terms of the loan. The Company intends to apply for loan forgiveness in the fourth quarter 2020. Under current rules, which could still be clarified further, the Company believes it will achieve around 80-90% forgiveness. The forgiveness amount will be equal to the amount that the Company uses for the approved expenses, a minimum of 60% on payroll related expenses and up to 40% on non-payroll expenses. If the total of the loan is not forgiven, the Company will have two years from the funded date of May 4, 2020 to repay the balance of the PPP loan to Bank of America. No principal or interest payments will be due prior to the end of the six-month deferment period and the interest rate on the balance of the loan will not exceed 1.0% per annum.

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

Goodwill and intangible asset impairment are evaluated at each of the four reporting units. During the first and second quarters of 2020, the Company determined the fair values of the two reporting units with goodwill and certain of its indefinite lived intangibles exceeded their respective carrying values. The amount of goodwill at September 30, 2020 for the two reporting units, Southern Wire and Vertex, were $12.5 million and $9.8 million, respectively, and the Vertex reporting unit has a negative carrying value. Additionally, the Company determined the fair value of its Vertex reporting unit’s tradenames was below its carrying value, and as a result recorded an impairment charge of $0.1 million in June 2020. The Company also determined the fair value of its Southwest Wire Rope reporting unit’s tradenames was below its carrying value, and as a result, recorded an impairment charge of $0.1 million in June 2020 and $0.2 million in March 2020.

5.     Income Taxes

The Company calculated its provision for income taxes during the third quarter by applying the estimated annual effective tax rate for the full fiscal year to the pre-tax loss, excluding discrete items. Due to the uncertainty in the Company’s industry, the Company had utilized the method of recording income taxes on a year-to-date effective tax rate for the six months ended June 30, 2020.

The CARES Act was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the nine months ended September 30, 2020.

6.     Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first nine months of 2020 or 2019.

On June 26, 2020, the Board of Directors granted 10,000 restricted stock units to the newly named executive chairman of the board. The award vests in two equal installments on June 26, 2021 and June 26, 2022. The award entitles the executive chairman of the board to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as his service on the board terminates for any reason.

Following the Annual Meeting of Stockholders on May 7, 2019, the Company granted restricted stock units with a grant date value of $60,000 to each non-employee director who was elected or re-elected, for an aggregate of 58,920 restricted stock units. Each award of restricted stock units vested at the date of the 2020 Annual Meeting of Stockholders. Each non-employee director is entitled to receive a number of shares of the Company’s common stock equal to the number of vested restricted stock units, together with dividend equivalents from the date of grant, at such time as the director’s service on the board terminates for any reason. The Company did not grant equity awards to the non-employee directors following the 2020 Annual Meeting.

On March 12, 2019, the Board of Directors granted 52,910 performance stock units to the Company’s President and CEO and 13,228 performance stock units to the former CFO. The former CFO’s units were forfeited when he left the Company in July 2020. The President and CEO’s performance stock units vest on December 31, 2021, based on and subject to the Company’s achievement of cumulative EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) and stock price performance goals over a three year period, as long as the grantee is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid to the grantee if and when the related shares vest.

Total stock-based compensation (benefit) cost was ($0.1) million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors. In the third quarter of 2020, the Company recorded a reversal of the accrual on the former CFO’s forfeited awards, as well as a reversal of portions of the CEO’s performance grant that is not expected to vest.

7.    Commitments and Contingencies

The Company had outstanding under the Loan Agreement letters of credit totaling $0.7 million to certain vendors as of September 30, 2020.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and assumptions, including those related to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and assumptions are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has spread throughout the United States and the countries in which our offshore suppliers are located. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and working remotely. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the pandemic, including requiring most of our non-essential employees to work remotely. We have maintained a substantial portion of our operational capacity at our warehouses across the continental United States and have instituted several health and safety protocols and procedures to safeguard our employees.

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate effect of the COVID-19 outbreak on our business. However, the outbreak has had an adverse impact on our business, including reductions in the demand for our products, especially from the oil and gas market. In response, we applied for and received funds under the Paycheck Protection Program and have implemented several cost savings measures which include furloughing employees, reducing headcount, temporary payroll reductions, and other actions to decrease corporate and non-critical expenses. These cost savings measures, which began to have an impact in the latter part of the second quarter, resulted in additional savings in the third quarter and we expect, will continue for the balance of the year. While we cannot reasonably estimate the length or severity of this pandemic, we currently anticipate an adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows at least through the end of fiscal 2020.

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

Website Disclosure

The Company uses its website, www.houwire.com, in the “Investors” section, as a channel of distribution of Company information. Financial and other important information about the Company is routinely accessible through and posted on its website. Accordingly, investors should monitor the Company’s website, in addition to following its press releases, SEC filings and public conference calls and webcasts. The contents of the Company’s website and information accessible through the Company’s website is not incorporated by reference into, and is not a part of, this document.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7%	77.2%	77.9%	76.1%
Gross profit	21.3%	22.8%	22.1%	23.9%

Operating expenses:
Salaries and commissions	10.7%	10.8%	11.5%	10.8%
Other operating expenses	10.1%	11.2%	9.8%	9.8%
Depreciation and amortization	1.3%	0.8%	1.1%	0.7%
Impairment charge	—	—	0.2%	—
Total operating expenses	22.1%	22.9%	22.6%	21.3%

Operating income (loss)	(0.7)%	(0.1)%	(0.5)%	2.7%
Interest (expense)	(0.5)%	(1.0)%	(0.7)%	(0.9)%

Income (loss) before income taxes	(1.2)%	(1.1)%	(1.2)%	1.8%
Income tax (expense) benefit	0.2%	0.2%	0.2%	(0.5)%

Net income (loss)	(1.0)%	(0.8)%	(1.1)%	1.3%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of the Three Months Ended September 30, 2020 and 2019

Sales

	Three Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Sales	$70.2	$85.4	$(15.2)	(17.7)%

Our sales for the third quarter decreased from $85.4 million in 2019 to $70.2 million in 2020. The decrease in sales was primarily due to the decline in the oil and gas market, in addition to reduced market demand, both as a result of the COVID-19 pandemic. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 21%, while Maintenance, Repair, and Operations (MRO) sales decreased 18%, as compared to 2019. In general, rising copper and aluminum prices increase our sales and profitability, however, due to our average cost accounting treatment there is a time lag between changes in commodity prices and the impact to our income statement. We would anticipate recent increases in copper and aluminum prices to translate into higher revenue and earnings in future quarters, all else being equal.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Gross profit	$15.0	$19.4	$(4.4)	(22.9)%
Gross margin	21.3%	22.8%

Gross profit decreased 22.9% to $15.0 million in 2020 from $19.4 million in 2019. The decrease in gross profit was primarily attributable to reduced sales from the decline in the oil and gas market caused by the COVID-19 pandemic. Gross margin (gross profit as a percentage of sales) decreased to 21.3% in 2020 from 22.8% in 2019, due to lower vendor rebates and reduced prompt pay discounts.

Operating Expenses

	Three Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$7.5	$9.2	$(1.7)	(18.9)%
Other operating expenses	7.1	9.6	(2.5)	(25.8)%
Depreciation and amortization	0.9	0.7	0.2	32.8%
Total operating expenses	$15.5	$19.5	$(4.0)	(20.5)%

Operating expenses as a percent of sales	22.1%	22.9%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $1.7 million from the third quarter 2019 compared to 2020 due to expense management necessitated by the decrease in oil and gas prices and the COVID-19 pandemic. Reduced full-time headcount, reduced temporary labor, and salary reductions, as well as lower commissions resulting from the reduction in sales and gross profit all contributed to the lower salaries and commission expense.

Other operating expenses decreased due to expense management in response to the COVID-19 pandemic, mainly lower travel and entertainment and advertising expenses. In the third quarter of 2019, we recorded a $2.2 million early termination liability related to Vertex’s Massachusetts facility lease.

Depreciation and amortization increased primarily due to depreciation on right-of-use assets acquired in the third quarter of 2020.

Interest Expense

Interest expense decreased from $0.8 million in 2019 to $0.3 million in 2020 as a result of lower average debt and a decrease in interest rates. Average debt was $69.6 million in 2020 compared to $78.0 million in 2019. The average effective interest rate was 1.7% in 2020 compared to 4.0% in 2019.

Income Taxes

The income tax benefit of $0.1 million changed from $0.2 million in the prior year period due to a pretax loss in the third quarter of 2020. The effective income tax rate for the quarter was 14.8% in 2020 compared to 19.8% in 2019, primarily due to non-deductible expenses in 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Sales	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Sales	$220.6	$256.0	$(35.4)	(13.8)%

Our sales for the nine-month period decreased 13.8% from $256.0 million in 2019 to $220.6 million in 2020. The primary reasons for the decrease were the decline in the oil and gas market and to reduced market demand, both as a result of the COVID-19 pandemic. We estimate that our project business, which includes our key growth initiatives encompassing Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 11%, and MRO decreased 14%, from 2019. In general, rising copper and aluminum prices increase our sales and profitability, however, due to our average cost accounting treatment there is a time lag between changes in commodity prices and the impact to our income statement. We would anticipate recent increases in copper and aluminum prices to translate into higher revenue and earnings in future quarters, all else being equal.

Gross Profit

	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Gross profit	$48.8	$61.2	$(12.4)	(20.3)%
Gross margin	22.1%	23.9%

Gross profit decreased 20.3% from $61.2 million in 2019 to $48.8 million in 2020. The decrease in gross profit was attributable to reduced sales from the decline in oil and gas market and caused by COVID-19 pandemic. Gross margin decreased slightly to 22.1% in 2020 from 23.9% in 2019, primarily due to the one-time adjustment for a vendor return in the second quarter of 2020, as well as lower vendor rebates and reduced prompt pay discounts.

Operating Expenses

	Nine Months Ended
	September 30,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$25.4	$27.7	$(2.3)	(8.3)%
Other operating expenses	21.7	25.0	(3.3)	(13.1)%
Depreciation and amortization	2.5	1.8	0.7	40.7%
Impairment charge	0.4	—	0.4	100.0%
Total operating expenses	$49.9	$54.4	$(4.5)	(8.2)%

Operating expenses as a percent of sales	22.6%	21.3%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $2.3 million between the periods due to expense management necessitated by the decrease in oil and gas prices and the COVID-19 pandemic. Reduced full-time headcount, reduced temporary labor and salary reductions, as well as lower commissions resulting from the reduction in sales and gross profit, all contributed to the decrease in salaries and commissions.

Other operating expenses decreased $3.3 million to expense management in response to the COVID-19 pandemic, mainly lower travel and entertainment and advertising expenses. In the third quarter of 2019, we recorded a $2.2 million early termination liability related to Vertex’s Massachusetts facility lease.

Depreciation and amortization increased primarily due to depreciation on right-of-use acquired in the first nine months of 2020.

We recorded an impairment charge in the first and second quarters of 2020 with respect to tradenames at our Southwest Wire Rope and Vertex reporting units. (See Note 4 of our Consolidated Financial Statements)

Interest Expense

Interest expense decreased 28.8% to $1.6 million in 2020 from $2.3 million in 2019 due to lower interest rates. Average debt was $78.9 million in 2020 compared to $73.9 million in 2019. The average effective interest rate fell to 2.5% in 2020 from 3.9% in the prior year period.

Income Taxes

The income tax benefit of $0.4 million in 2020 decreased from the income tax expense of $1.3 million in 2019 due to the pretax loss in 2020. The effective income tax rate decreased to 14.5% in 2020 from 29.0% in 2019, primarily due to non-deductible expenses in 2020.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, steel, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. In general, rising copper and aluminum prices increase our sales and profitability, however, due to our average cost accounting treatment there is a time lag between changes in commodity prices and the impact to our income statement. We would anticipate recent increases in copper and aluminum prices to translate into higher revenue and earnings in future quarters, all else being equal. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit could be adversely affected because of either reduced selling prices or lower of cost or net realizable value adjustments in the carrying value of our inventory. If we turn our inventory approximately three times a year, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of the Nine Months Ended September 30, 2020 and 2019

Our net cash provided by operating activities was $20.9 million for the nine months ended September 30, 2020 compared to net cash used of $4.9 million in 2019. We had a net loss of $2.4 million in 2020 compared to net income of $3.2 million in 2019.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $16.1 million in 2020. Decreases in inventories of $23.9 million primarily due to efforts to reduce debt and accounts receivable of $8.6 million due to decreased sales were the main sources of cash. The main uses of cash were a decrease in accrued and other current liabilities of $8.4 million, a decrease in trade accounts payable of $5.2 million as a result of the decrease in inventory and lease payments of $2.7 million.

Net cash used in investing activities was $2.3 million in 2020 compared to $1.7 million in 2019. The increase was primarily due to expenditures for IT equipment, including software and infrastructure, and machinery and equipment.

Net cash used in financing activities was $22.7 million in 2020 compared to net cash provided by financing activities of $5.3 million in 2019. Net payments on the revolver of $28.2 million were the primary uses of cash in 2020, offset by the Paycheck Protection Plan loan of $6.2 million received in the second quarter of 2020.

Liquidity and Indebtedness

Our principal source of liquidity at September 30, 2020 was working capital of $113.8 million compared to $138.5 million at December 31, 2019. We also had available borrowing capacity of $30.9 million at September 30, 2020 and $22.8 million at December 31, 2019 under our loan agreement. The availability at September 30, 2020 is net of outstanding letters of credit of $0.7 million.

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

Contractual Obligations

The following table summarizes our loan commitment at September 30, 2020.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Total debt	$61,473	$—	$6,185	$55,288	$—

There were no material changes in non-cancellable purchase obligations since December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

As of September 30, 2020, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019.

No shares of common stock were purchased during the three months ended September 30, 2020. As of September 30, 2020, $8.1 million remained available under the repurchase authorization.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Eric W. Davis pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Eric W. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019; (iii) the Consolidated Statements of Stockholders’ Equity for the nine month periods ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2020	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Eric W. Davis
Eric W. Davis, Chief Financial Officer (Authorized Officer)