Form 10-K
period 2020-12-31
Houston Wire & Cable CO
filed 2021-03-25
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-52046

HOUSTON WIRE & CABLE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-4151663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10201 North Loop East Houston,Texas	77029
(Address of principal executive offices)	(Zip Code)

(713) 609-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	HWCC	The Nasdaq Stock Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES ☐ NO ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2020 was $31,938,992.

At March 1, 2021, there were 16,882,826 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

HOUSTON WIRE & CABLE COMPANY

Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of industrial products including electrical wire and cable, industrial fasteners, hardware and related services to the U.S. market. We sell electrical products through wholesale electrical distributors and fastener products through industrial distributors. As of December 31, 2020, we also sold mechanical wire and cable, fabricated steel wire rope and synthetic lifting and hardware products. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Our wide product selection and specialized services support our position in the supply chain between manufacturers and the customer. The breadth and depth of wire and cable, fasteners and related hardware that we offer requires significant warehousing resources and a large number of SKUs (stock-keeping units). While manufacturers may have the space and capabilities to maintain a large supply of inventory, we do not believe that any single manufacturer has the breadth and depth of product that we offer. More importantly, manufacturers historically have not offered the services that our customers need, such as complimentary custom cutting, cable coiling, paralleling, bundling, striping, cable management for large capital projects, and same day shipment, and do not have multiple distribution centers across the nation.

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

History

We were founded in 1975 and have a long history of exceptional customer service, broad product selection and high levels of product expertise. In 1987, we completed our first initial public offering and were subsequently purchased in 1989 by ALLTEL Corporation and in 1997 by investment funds affiliated with Code, Hennessy & Simmons LLC. In 2006, we completed our second initial public offering. In 2010, we purchased Southwest Wire Rope LP (“Southwest”), its general partner Southwest Wire Rope GP LLC and its wholly owned subsidiary, Southern Wire (“Southern”), and subsequently merged the acquired businesses into our operating subsidiary. In 2016, we acquired Vertex Corporate Holdings, Inc., and its subsidiaries (“Vertex”) from DXP Enterprises. Vertex is a master distributor of industrial fasteners, and this acquisition expanded our product offerings to the industrial marketplace that purchases our wire and cable products. In December 2020, we completed the sale of substantially all of the assets of Southern, and in March 2021, we completed the sale of substantially all of the assets of Southwest (other than Southwest accounts receivable), to Southern Rigging Companies, LLC.

Products

We offer products in most categories of electrical wire and cable, including: continuous and interlocked armor cable; control and power cable; electronic wire and cable; flexible and portable cord; instrumentation and thermocouple cable; lead and high temperature cable; medium voltage cable; premise and category wire and cable, primary and secondary aluminum distribution cable, as well as hardware and corrosion resistant products including inch and metric bolts, screws, nuts, washers, rivets and hose clamps. We also offer private branded products, including our proprietary brand LifeGuard, a low-smoke, zero-halogen cable. Our products are used in repair and replacement work, also referred to as Maintenance, Repair and Operations ("MRO"), and related projects, larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including  communications, energy, engineering and construction, general manufacturing, marine construction and marine transportation, mining, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage.

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

Distribution Logistics

Our national distribution presence and value-added services make us an essential partner in the supply chain for our suppliers, customers and end users. We have successfully expanded our business from the original location in Houston, Texas to 19 locations nationwide, which includes two third-party logistics providers. Our standard practice is to process customers' orders the same day they are received. Our strategically located distribution centers generally allow for ground delivery nationwide within 24 hours of shipment. Orders are delivered through a variety of distribution methods, including less-than-truck-load, truck-load, air or parcel service providers, direct from supplier, cross-dock shipments and customer pick-up. Freight costs are typically borne by our customers. Due to our shipment volume, we have preferred pricing relationships with our contract carriers.

Customers

During 2020, we served over 8,500 customers, shipping approximately 41,000 SKUs to approximately 14,000 customer locations nationwide. No customer represented 10% or more of our 2020 sales.

Suppliers

We obtain products from leading suppliers and believe we have strong relationships with our top suppliers. Starting in mid-2020, we reduced our purchases from one of our top suppliers to a single product line. We source a portion of our products from offshore. While alternative sources are available for the vast majority of our products, we have strategically concentrated our purchases with our top suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies, and vendor rebates. As a result, in 2020, approximately 55% of our purchases came from ten suppliers. We do not believe we are dependent on any one supplier for any of the industrial products that we sell.

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

Competition

The industrial products market remains very competitive and fragmented, with several hundred electrical wire and cable, and fastener competitors serving this market. The product offerings and levels of service from the other providers of product with which we compete vary widely at the national, regional or local levels. In addition to the direct competition with other product providers, we also face, on a varying basis, competitors that sell products directly or through multiple distribution channels to end-users or other resellers.

In the markets that we sell our industrial products, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

At December 31, 2020, we had 338 employees. Our sales and marketing staff accounted for 152 employees, including 25 field sales personnel and 94 inside sales and technical support personnel. We believe that our employee relations are good.

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

Industry and General Economic Risks

The COVID-19 pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic conditions have had a negative impact on our business, and the duration and extent of the pandemic could prolong or increase the adverse impact.

We depend on continued demand from our customers to purchase our products and services and on our customers’ ability to pay. The ongoing COVID-19 pandemic has caused a slowdown of economic activity around the world, disruptions in global supply chains and significant volatility and disruption of financial markets, and we expect these impacts may continue for the foreseeable future. The COVID-19 pandemic has had a particularly adverse impact on the oil and gas industry, which is one of our most important end-markets. A dramatic reduction in oil and gas prices has led to reduced investment in upstream, midstream and downstream oil and gas exploration, transportation and production and lessened the demand for our products and services.

Because the duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and liquidity, as well as its impact on our ability to successfully execute our business strategy, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business, suppliers', and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in the global markets we serve and volatility in financial markets; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While vaccines have been approved and are being made available, it is unclear how broadly they will be accepted or how quickly they will lead to an end to the pandemic. As a result, it is currently not practicable to predict the precise nature or the extent of any continued adverse impact of the COVID-19 pandemic on our business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. As a result, we expect COVID-19 to continue to negatively impact our operating results in future periods, including by increasing many of the risks described below. However, we are currently unable to provide any assurance as to the magnitude and duration of any such impact.

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

Our sales are impacted by the level of activity in the oil and gas industry.

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

We import a relatively small but growing percentage of our wire and cable products, as well as a significant portion of our hardware products, from foreign manufacturers. Changes resulting from the 2017 Tax Cuts and Jobs Act could disrupt supply chains on imported goods which could result in limited availability of supply, or cost competitiveness of supply. In addition, recent proposals regarding tariffs have created uncertainty about future trade policies, and any changes in import tariffs or other trade regulations could have a negative impact on our cash flow and require us to change our sourcing and supply chain strategies, adversely affecting our profitability.

Business and Operational Risks

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

In 2020, our ten largest customers accounted for approximately 33% of our sales. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce their purchases from us, and we were unable to replace the lost sales on similar terms, we could experience a significant loss of revenue and profits. In addition, if one or more of our key customers failed or were unable to pay, we could experience a write-off or write-down of the related receivables, which could adversely affect our earnings. We participate with national marketing groups and engage in joint promotional sales activities with the members of those groups. Any exclusion of us from, or refusal to allow us to participate in, such national marketing groups could have a material adverse effect on our sales and our results of operations.

An inability to obtain the products that we distribute could result in lost revenues and reduced profits and damage our relationships with customers.

In 2020, we sourced products from approximately 344 suppliers. However, we have adopted a strategy to concentrate our purchases with a small number of suppliers in order to maximize product quality, delivery dependability, purchasing efficiencies and vendor rebates. As a result, in 2020 approximately 55% of our purchases came from ten suppliers. If any of these suppliers changes its sales strategy or decides to terminate its business relationship with us, our sales and earnings could be adversely affected unless and until we were able to establish relationships with suppliers of comparable products. In addition, if we are not able to obtain the products we distribute from either our current suppliers or other competitive sources, we could experience a loss of revenue, reduction in profits and damage to our relationships with our customers. Supply shortages may occur as a result of unanticipated demand or production cutbacks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other reasons beyond our control. When shortages occur, suppliers often allocate products among their customers, and our allocations might not be adequate to meet our customers' needs.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our ability to operate and grow successfully.

Our success depends to a significant extent on the services of our executive officers, key management and sales personnel. We do not have key man life insurance covering any of our executive officers. We may not be able to retain our executive officers, key personnel or attract additional qualified management and sales personnel. The loss of any of our executive officers or our other key management and sales personnel or our inability to recruit and retain qualified personnel could hurt our ability to operate and make it difficult to maintain our market share and to execute our growth strategies.

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

Information Technology Risks

If we encounter difficulties with our management information systems, including cyber-attacks, we would experience problems managing our business.

We believe our management information systems are a competitive advantage in maintaining a leadership position in the industrial supply industry. We rely upon our management information systems to manage and replenish inventory, determine pricing, fill and ship orders on a timely basis and coordinate our sales and marketing activities. If we experience problems with our management information systems, we could experience product shortages, diminished inventory control or an increase in accounts receivable. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. All management information systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. The steps we have taken to mitigate these risks may not be effective to prevent breaches of our information technology infrastructure, some of which is managed by third parties, and we may be more vulnerable to a successful cyber-attack or information security incident while our workforce works remotely. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities. These disruptions could adversely affect our operations, financial position, and results of operations.

Legal and Regulatory Risks

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

Credit and Liquidity Risks

We may be adversely affected by the expected discontinuation of LIBOR.

In November 2020, ICE Benchmark Administration, the administrator of U.S. Dollar LIBOR, announced that, following required consultations, (i) it intends to cease publication of 1-week and 2-month USD LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023. This announcement is expected to effectively end LIBOR rates beginning June 2023, and, while other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. Our loan agreement permits both base rate borrowings and LIBOR borrowings. If an alternative to LIBOR is not available and widely accepted after 2023, our ability to borrow at an alternative to the base rate under our loan agreement may be adversely impacted, and the costs associated with any potential future borrowings may increase.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We operate out of 19 distribution centers strategically located throughout the United States with approximately 885,000 square feet of distribution space. We own two facilities in Houston, Texas, including our corporate headquarters. All of the other facilities are leased, except for our two locations operated by third-party logistics providers, which are provided under service agreements. Seventeen of the facilities, in addition to containing inventory for re-sale, house knowledgeable sales staff. We believe that our properties are in good operating condition and adequately serve our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name/Office	Age	Business Experience During Last 5 Years

James L. Pokluda III President and Chief Executive Officer	56	Chief Executive Officer since January 2012 and President since May 2011. Prior thereto, Vice President Sales & Marketing of the Company from April 2007 until May 2011.

Eric W. Davis Vice President and Chief Financial Officer	59	Vice President, Chief Financial Officer, Treasurer and Secretary since November 2020. Prior thereto, Interim Chief Financial Officer from June 2020 until November 2020, President – Heavy Lift from October 2015 until June 2020 and Vice President & Controller from December 2001 until October 2015.

Jerry M. Zurovchak Senior Vice President and Chief Operating Officer	53	Senior Vice President and Chief Operating Officer since June 2020. Prior thereto, Director, Operations from September 2019 June 2020.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “HWCC”.  As of December 31, 2020, there were 1,457 holders of record, including participants in security position listings. This figure does not include those beneficial holders whose shares may be held by brokerage firms and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019. At December 31, 2020, there was $8.1 million available under the program to repurchase stock.

Dividend Policy

We paid a quarterly cash dividend from August 2007 until August 2016. The Board of Directors determined to suspend the regular dividend in November 2016, to redeploy funds for other purposes. We do not intend to resume the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item regarding securities available for issuance is provided in response to Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following selected financial information together with our consolidated financial statements and the related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data at December 31, 2020 and 2019, from our audited financial statements, which are included in this Form 10-K. We have derived the consolidated statement of operations data for each of the years ended December 31, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018, 2017 and 2016 from our audited financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$286,017	$338,286	$356,858	$317,697	$261,644
Cost of sales	222,968	258,364	271,650	245,035	208,694
Gross profit	63,049	79,922	85,208	72,662	52,950

Operating expenses:
Salaries and commissions	33,007	37,180	38,110	36,570	29,369
Other operating expenses	28,896	33,238	30,962	28,716	24,714
Depreciation and amortization	3,377	2,502	2,178	2,772	3,018
Impairment charge	373	120	60	—	2,384
Loss on divestiture/classification to held for sale (HFS classification)	8,727	—	—	—	—
Total operating expenses	74,380	73,040	71,310	68,058	59,485

Operating income (loss)	(11,331)	6,882	13,898	4,604	(6,535)
Interest (expense)	(1,887)	(3,057)	(2,907)	(2,073)	(845)

Income (loss) before income taxes	(13,218)	3,825	10,991	2,531	(7,380)
Income tax (expense) benefit	636	(1,275)	(2,355)	(2,753)	1,374

Net income (loss)	$(12,582)	$2,550	$8,636	$(222)	$(6,006)

Earnings (loss) per share:
Basic	$(0.76)	$0.16	$0.53	$(0.01)	$(0.37)
Diluted	$(0.76)	$0.15	$0.52	$(0.01)	$(0.37)

Weighted average common shares outstanding:
Basic	16,504,141	16,433,644	16,389,876	16,269,611	16,345,679
Diluted	16,504,141	16,552,866	16,523,599	16,269,611	16,345,679

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$—	$4,096	$1,393	$—	$—
Accounts receivable, net	$41,279	$56,965	$59,793	$57,396	$44,677
Inventories, net	$68,470	$114,069	$94,325	$88,115	$79,783
Total assets	$157,712	$240,148	$203,057	$194,039	$175,870
Book overdraft (1)	$1,662	$—	$—	$3,028	$3,181
Revolver debt	$22,580	$83,500	$71,316	$73,555	$60,388
Stockholders’ equity	$91,894	$103,628	$100,678	$90,744	$90,131

(1)	Our book overdraft is funded by our revolving credit facility as soon as the related checks clear our disbursement accounts.

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

Overview

Since our founding 45 years ago, we have grown to be a large provider of industrial products to the U.S. market. Today, we serve over 8,500 customers. Our products are used in MRO activities and related projects, as well as for larger-scale projects in the utility, industrial and infrastructure markets and a diverse range of industrial applications including communications, energy, engineering and construction, general manufacturing, mining, infrastructure, oilfield services, petrochemical, transportation, utility, wastewater treatment and food and beverage. In the past few years, activity in the MRO market has fluctuated, while the level of competition has increased.

Our revenue is driven in part by the level of capital spending within the end-markets we serve. Because many of these end-markets defer capital expenditures during periods of economic downturns, our business has experienced cyclicality. Our revenue has been and will continue to be impacted by fluctuations in capital spending and by our ability to drive demand through our sales and marketing initiatives and the continued development and marketing of our private branded products, such as LifeGuardTM. In 2020, we were negatively impacted by the COVID-19 pandemic by reducing economic activity and demand for our products, especially in the oil and gas industry, which is our biggest market. Although economic activity and commodity prices have recently begun to show signs of recovery, we cannot yet predict how long the pandemic will continue to have a negative impact on our sales and level of demand.

Our direct costs will continue to be influenced significantly by the prices we pay our suppliers to procure the products we distribute to our customers. Changes in these costs may result, for example, from increases or decreases in raw material costs, changes in our relationships with suppliers or changes in vendor rebates. Our operating expenses will continue to be affected by our investment in sales, marketing and customer support personnel and commissions paid to our sales force for revenue and profit generated. Some of our operating expenses are related to our fixed infrastructure, including rent, utilities, information technology, administrative salaries, maintenance, insurance and supplies. To meet our customers’ needs for an extensive product offering and short delivery times, we will need to continue to maintain adequate inventory levels. Our ability to obtain this inventory will depend, in part, on our relationships with suppliers.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Consistent with industry practices, we require payment from most customers within 30-60 days of the invoice date. We have an estimation procedure, based on historical data and recent changes in the aging of the receivables, that we use to record an allowance. A 20% change in our estimate at December 31,2020 would have resulted in a change in income before income taxes of less than $0.1 million for the year ended December 31, 2020.

Refund Liability

We estimate the gross profit impact of returns and allowances for previously recorded sales. This liability is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. A 20% change in our estimate at December 31, 2020 would have resulted in a change in income before income taxes of approximately $0.4 million for the year ended December 31, 2020.

Vendor Rebates

Some of our arrangements with our vendors entitle us to receive a rebate of a specified amount when we achieve any of a number of measures, generally related to the volume of purchases from the vendor. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales. Throughout the year, we estimate the amount of the rebates earned based on purchases to date relative to the total purchase levels expected to be achieved during the rebate period. We continually revise these estimates to reflect rebates expected to be earned based on actual purchase levels and forecasted purchase volumes for the remainder of the rebate period. A 20% change in our estimate of total rebates earned during 2020 would have resulted in a change in loss before income taxes of $0.8 million for the year ended December 31, 2020.

Inventory Reserves

Inventories are valued at the lower of cost, using the average cost method, or net realizable value. We continually monitor our inventory levels at each of our distribution centers. Our reserve for inventory is based on the age of the inventory, movements of our inventory over the prior twelve months and the experience of our purchasing and sales departments in estimating demand for the product in the succeeding year. Our inventories are generally not susceptible to technological obsolescence. At December 31, 2020 and 2019, inventory reserves totaled $3.1 million and $3.6 million, respectively. A 20% change in our inventory reserve estimate at December 31, 2020 would have resulted in a change in income before income taxes of $0.6 million.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2020, our goodwill balance was $9.8 million, representing 6.2% of our total assets. In connection with the sale of Southern, we wrote-off $12.5 million of goodwill at December 31, 2020.

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

We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. We have determined that, in 2020, we had four reporting units for this purpose. At December 31, 2020, we only had three reporting units due to the sale of Southern. Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.

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

Intangible Assets

Our intangible assets, excluding goodwill, represent tradenames and customer relationships acquired in purchase transactions, as well as internal-use software acquired in 2020. At December 31, 2020, our intangible asset balance was $7.4 million, representing 4.7% of our total assets. Tradenames are not being amortized and are treated as indefinite-lived assets. Tradenames are tested for recoverability in the fourth quarter of our fiscal year, and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value may have declined below its carrying value. We consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of an intangible asset is less than its carrying amount. If as a result of our qualitative assessment, we determine that an impairment test is required, or alternatively, if we elect to forego the qualitative assessment, we perform a quantitative test and, if required, record an impairment for the difference in the discounted cash flows and the carrying value. The results of the interim qualitative test in the first and second quarter of 2020 indicated that certain of the tradenames at Southwest and Vertex were impaired. Accordingly, we performed a quantitative test on Southwest and Vertex which resulted in an impairment charge of $0.2 million in March 2020 and $0.2 million in June 2020.

We assign useful lives to our intangible assets based on the periods over which we expect the assets to contribute directly or indirectly to our future cash flows. Customer relationships are amortized over 6 to 9 year useful lives and internal software is amortized over 3 year useful life. If events or circumstances were to indicate that any of our definite-lived intangible assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset.

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

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  We establish a valuation allowance to reduce the deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to realize deferred tax assets, we consider all available positive and negative evidence, in determining whether, based on the weight of that evidence, a valuation allowance is needed for part or all of the deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets, we place greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the consolidated balance sheet. We have considered taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income, and tax planning strategies in assessing the need for the valuation allowance.

We establish liabilities for estimated tax issues, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  We recognize interest on any tax issue as a component of interest expense and any related penalties in other operating expenses.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has spread throughout the United States and the countries in which our offshore suppliers are located. Governments in affected regions have implemented safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including our Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and working remotely. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the pandemic, including requiring most of our nonessential employees to work remotely. We have maintained a substantial portion of our operational capacity at our warehouses across the continental United States and have instituted several health and safety protocols and procedures to safeguard our employees.

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate effect of the COVID-19 outbreak on our business. However, the outbreak has had an adverse impact on our business, including reductions in the demand for our products, especially from the oil and gas market. In response, we applied for and received funds under the Paycheck Protection Program and have implemented several cost savings measures which included furloughing employees, reducing headcount, temporary payroll reductions, and other actions to decrease corporate and non-critical expenses. These cost savings measures, which began to have an impact in the latter part of the second quarter, resulted in additional savings for the balance of the year. While we cannot reasonably estimate the length or severity of this pandemic, we currently anticipate an adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows at least through the first quarter of 2021.

Sales

Our primary source of revenue is the sale of industrial products based upon purchase orders or contracts with customers, as well as billing for freight charges. Revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the product is shipped or delivered (either by customer pickup or through common carrier). Sales incentives earned by customers are accrued in the same month as the shipment is invoiced and are accounted for as a reduction in sales.

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

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2020, 2019, and 2018.

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of sales for the period presented.

	Year Ended December 31,
	2020	2019	2018
Sales	100.00%	100.0%	100.0%
Cost of sales	78.0%	76.4%	76.1%
Gross profit	22.0%	23.6%	23.9%

Operating expenses:
Salaries and commissions	11.5%	11.0%	10.7%
Other operating expenses	10.1%	9.8%	8.7%
Depreciation and amortization	1.2%	0.7%	0.6%
Impairment charge	0.1%	n/m	n/m
Loss on divestiture/HFS classification	3.1%	—	—
Total operating expenses	26.0%	21.6%	20.0%

Operating income (loss)	(4.0)%	2.0%	3.9%
Interest income (expense)	(0.7)%	(0.9)%	(0.8)%
Income (loss) before income taxes	(4.6)%	1.1%	3.1%
Income tax (expense) benefit	0.2%	(0.4)%	(0.7)%

Net income (loss)	(4.4)%	0.8%	2.4%

Note: Due to rounding, percentages may not add up to total operating expenses, operating income (loss), income (loss) before income taxes or net income (loss).

Comparison of Years Ended December 31, 2020 and 2019

Sales

	Year Ended
	December 31,
(Dollars in millions)	2020	2019	Change
Sales	$286.0	$338.3	$(52.3)	(15.5)%

Our sales in 2020 decreased $52.3 million or 15.5% from 2019. The decrease in sales was primarily due to the decline in the oil and gas market, in addition to reduced market demand, both as a result of the COVID-19 pandemic. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 10%, while Maintenance, Repair, and Operations (MRO) sales decreased 17%, as compared to 2019.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2020	2019	Change
Gross profit	$63.0	$79.9	$(16.9)	(21.1)%
Gross profit as a percent of sales	22.0%	23.6%

Gross profit decreased $16.9 million or 21.1% from 2019. The decrease in gross profit was primarily due to decreased sales from the decline in the oil and gas market caused by the COVID-19 pandemic. Gross margin (gross profit as a percentage of sales) decreased from 23.6% in 2019 to 22.0% in 2020 due to the $0.6 million inventory returned under a one-time agreement with a vendor in the second quarter of 2020, as well as lower rebates from vendors and reduced prompt pay discounts.

Operating Expenses

	Year Ended
	December 31,
(Dollars in millions)	2020	2019	Change
Operating expenses:
Salaries and commissions	$33.0	$37.2	$(4.2)	(11.2)%
Other operating expenses	28.9	33.2	(4.3)	(13.1)%
Depreciation and amortization	3.4	2.5	0.9	35.0%
Impairment charge	0.4	0.1	0.3	210.8%
Loss on divestiture/HFS classification	8.7	0.0	8.7	n/m
Total operating expenses	$74.4	$73.0	$1.3	1.8%

Operating expenses as a percent of sales	26.0%	21.6%

Note: Due to rounding, numbers may not add up to total operating expenses.

Salaries and Commissions. Salaries and commissions decreased $4.2 million or 11.2% due to expense management necessitated by the decrease in oil and gas prices and the COVID-19 pandemic, as well as lower commissions resulting from the decrease in sales. Reduced full-time headcount, reduced temporary labor and partial-year salary reductions all contributed to the lower salaries and commissions expense.

Other Operating Expenses. Other operating expenses decreased $4.3 million or 13.1% also due to expense management in response to the COVID-19 pandemic, primarily from lower travel and entertainment, advertising, office and warehouse supply expenses. In the third quarter of 2019, we recorded a $2.2 million early lease termination liability related to Vertex’s former Massachusetts facility.

Depreciation and Amortization. Depreciation and amortization increased to$3.4 million in 2020 from $2.5 million in 2019 primarily due to depreciation on right-of-use assets and amortization of internal-use software acquired in the third quarter of 2020.

Impairment Charge. We recorded non-cash impairment charges in 2020 and 2019 with respect to tradenames at our Southwest and Vertex reporting units. (See Note 4 to our Consolidated Financial Statements)

Loss on divestiture/HFS classification. In December 2020, we completed the sale of Southern to Southern Rigging Companies, LLC (“Southern Rigging”) for $17.5 million, net of the final working capital adjustment. In January 2021, we entered into an agreement to sell Southwest to Southern Rigging for $5.0 million, subject to a working capital adjustment, and as such, have classified Southwest as held for sale as of December 31, 2020. In connection with the divestiture of Southern and the classification of Southwest as held for sale, we recorded non-cash losses of $8.7 million in December 2020. (See Note 13 to our Consolidated Financial Statements)

Interest Expense

Interest expense decreased 38.3% from $3.1 million in 2019 to $1.9 million in 2020 due to lower average debt and a decrease in interest rates. Average debt was $72.0 million in 2020 compared to $76.6 million in 2019. The average effective interest rate decreased from 3.8% in 2019 to 2.3% in 2020.

Income Tax

The income tax benefit of $0.6 million in 2020 decreased from the income tax expense of $1.3 million in 2019. The effective income tax rate was 4.8% in 2020 compared to 33.3% in 2019. The effective tax rate is affected by recurring items, such as nondeductible expenses, share-based compensation and state taxes. In addition, the effective tax rate for 2020 included a benefit of 13.9% for the sale of Southern.

Comparison of Years Ended December 31, 2019 and 2018

Sales

	Year Ended
	December 31,
(Dollars in millions)	2019	2018	Change
Sales	$338.3	$356.9	$(18.6)	(5.2)%

Our sales in 2019 decreased $18.6 million or 5.2% from 2018. The decrease in sales was primarily due to reduced industrial market demand in oil and gas geographies, reduced demand for fasteners and reduced availability of inventory due to supply chain disruptions resulting from the on-going trade discussions between the United States and China. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 5%, while MRO sales decreased 6%, as compared to 2018. When adjusted for fluctuations in commodity prices of approximately 2%, we estimate that MRO and project business sales decreased by 4% and 3%, respectively.

Gross Profit

	Year Ended
	December 31,
(Dollars in millions)	2019	2018	Change
Gross profit	$79.9	$85.2	$(5.3)	(6.2)%
Gross profit as a percent of sales	23.6%	23.9%

Gross profit decreased $5.3 million or 6.2% from 2018. The decrease in gross profit was primarily due to decreased sales. Gross margin was near flat at 23.6% in 2019 compared to 23.9% in 2018.

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

Impairment Charge. We recorded non-cash impairment charges in 2019 and 2018 with respect to tradenames at our Southwest reporting unit. (See Note 4 to our Consolidated Financial Statements)

Operating expenses as a percentage of sales increased to 21.6% in 2019 from 20.0% in 2018, as operating expenses increased combined with a reduction in sales.

Interest Expense

Interest expense increased 5.2% to $3.1 million in 2019 from $2.9 million in 2018 due to higher debt to fund increased working capital and the payment of the early termination liability discussed above. Average debt was $76.6 million in 2019 compared to $76.8 million in 2018. The average effective interest rate increased slightly to 3.8% in 2019 from 3.7% in 2018.

Income Tax

Income tax expense decreased 45.9% to $1.3 million in 2019 from $2.4 million in 2018. The effective income tax rate was 33.3% in 2019 compared to 21.4% in 2018. The effective tax rate is affected by recurring items, such as nondeductible expenses, share -based compensation and state taxes. In addition, the effective tax rate for 2018 included a benefit of (9.5%) for the release of the valuation allowance on our net deferred tax assets.

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

Comparison of Years Ended December 31, 2020 and 2019

Our net cash provided by operating activities was $36.9 million in 2020 compared to net cash used in operating activities of $5.6 million in 2019. We had a net loss of $12.6 million in 2020 compared to net income of $2.6 million in 2019.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $33.4 million in 2020. The majority of the change was due to decreases in inventories of $36.3 million, primarily due to efforts to reduce debt, decreases in accounts receivable of $13.6 million due to decreased sales. The main uses of cash were a decrease in accrued and other liabilities of $9.6 million, a decrease in trade accounts payable of $7.2 million as a result of the decrease in inventory, and lease payments of $3.6 million.

Net cash provided by investing activities was $14.7 million in 2020 compared to net cash used in investing activities of $2.4 million in 2019. The net cash provided by was primarily due to the sale of the Southern reporting unit in December 2020.

Net cash used in financing activities was $55.6 million in 2020 compared to cash provided by financing activities of $10.7 million in 2019. Net payments on the revolver of $60.9 million were the primary uses of cash in 2020, offset by the Paycheck Protection Plan loan of $6.2 million received in the second quarter of 2020.

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

Indebtedness

Our principal source of liquidity at December 31, 2020 was working capital of $91.4 million compared to $138.5 million at December 31, 2019. We also had available borrowing capacity of approximately $47.5 million at December 31, 2020 and 22.8 million at December 31, 2019 under our loan agreement.

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

Covenants in the Loan Agreement require us to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Repaid amounts can be re-borrowed subject to the borrowing base. As of December 31, 2020, we met the availability-based covenant.

On May 4, 2020, we received a $6.2 million Paycheck Protection Program (“PPP”) loan from Bank of America (“Lender”), funded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to a Promissory Note issued by the Company to Lender. We used the funds to pay payroll related expenses as well as rent expenses, as allowed by the terms of the loan. We have applied for loan forgiveness and believe we will achieve 90-95% forgiveness. Any portion of the loan that is not forgiven will be due on May 4, 2022.

Capital Expenditures

We made capital expenditures of $1.1 million, $2.4 million and $1.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Financial Derivatives

We have no financial derivatives.

Climate Risk

Our operations are subject to inclement weather conditions, which could potentially be related to climate change, including hurricanes, earthquakes and abnormal weather events. Our previous experience from these events has had a minimal effect on our operations.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Houston Wire & Cable Company

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Houston Wire & Cable Company

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Houston Wire & Cable Company (the "Company") as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tradename Impairment Assessment

The Company’s indefinite lived intangible assets consist of tradenames with a balance of approximately $2.1 million at December 31, 2020. As described in Notes 1 and 4 to the consolidated financial statements, the tradenames are carried at acquisition fair value net of any impairment charges recognized. The Company tests indefinite lived intangible assets for impairment at least annually on October 1, or more frequently whenever events or circumstances occur indicating that they may be impaired. To estimate the fair value of the tradenames, the Company utilizes the relief from royalty method.

The principal consideration for our determination that performing procedures relating to the impairment assessments of the tradenames is a critical audit matter was due to the subjective nature of the assumptions used to estimate the fair value of the tradenames. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenue growth rates, terminal period revenue growth rate, discount rate and royalty rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

To test the estimated fair value of the Company’s tradenames, with the support of our internal valuation specialists, we performed audit procedures that included, among others, assessing the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We also compared the significant assumptions used by management to current industry and economic trends.

We have served as the Company's auditor since 2020.

/s/ BKD, LLP

Houston, Texas

March 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Houston Wire & Cable Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Houston Wire & Cable Company (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 1997 to 2020.

Houston, Texas

March 13, 2020

Houston Wire & Cable Company

Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except share data)
Assets
Current assets:
Cash	$—	$4,096
Accounts receivable, net
Trade	38,057	50,325
Other	3,222	6,640
Inventories, net	68,470	114,069
Income tax receivable	—	1,353
Prepaids and other current assets	2,086	1,833
Assets held for sale	6,398	—
Total current assets	118,233	178,316

Property and equipment, net	7,458	14,589
Intangible assets, net	7,390	10,282
Goodwill	9,849	22,353
Deferred income taxes	3,396	600
Operating lease right-of-use assets, net	10,879	13,481
Other assets	507	527
Total assets	$157,712	$240,148

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$1,662	$—
Trade accounts payable	5,809	13,858
Accrued and other current liabilities	13,547	23,261
Income taxes	1,232	—
Operating lease liabilities	2,699	2,742
Liabilities held for sale	1,398	—
Total current liabilities	26,347	39,861

Revolver debt	22,580	83,500
Paycheck Protection Program Loan	6,185	—
Operating lease long term liabilities	8,736	11,182
Other long-term obligations	1,970	1,977
Total liabilities	65,818	136,520

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,870,326 and 16,556,950 shares outstanding at December 31, 2020 and 2019, respectively	21	21
Additional paid-in capital	48,795	52,304
Retained earnings	96,080	108,626
Treasury stock	(53,002)	(57,323)
Total stockholders’ equity	91,894	103,628

Total liabilities and stockholders’ equity	$157,712	$240,148

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)

Sales	$286,017	$338,286	$356,858
Cost of sales	222,968	258,364	271,650
Gross profit	63,049	79,922	85,208

Operating expenses:
Salaries and commissions	33,007	37,180	38,110
Other operating expenses	28,896	33,238	30,962
Depreciation and amortization	3,377	2,502	2,178
Impairment charge	373	120	60
Loss on divestiture/classification of held for sale (HFS classification)	8,727	—	—
Total operating expenses	74,380	73,040	71,310

Operating income (loss)	(11,331)	6,882	13,898
Interest (expense)	(1,887)	(3,057)	(2,907)
Income (loss) before income taxes	(13,218)	3,825	10,991
Income tax (expense) benefit	636	(1,275)	(2,355)
Net income (loss)	$(12,582)	$2,550	$8,636

Earnings (loss) per share:
Basic	$(0.76)	$0.16	$0.53
Diluted	$(0.76)	$0.15	$0.52

Weighted average common shares outstanding:
Basic	16,504,141	16,433,644	16,389,876
Diluted	16,504,141	16,552,866	16,523,599

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Stockholders’ Equity

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

	(In thousands, except share data)
Balance at January 1, 2018	20,988,952	$21	$54,006	$97,336	(4,497,771)	$(60,619)	$90,744
Net income	—	—	—	8,636	—	—	8,636
Repurchase of treasury shares	—	—	—	—	(25,368)	(175)	(175)
Amortization of unearned stock compensation	—	—	1,059	—	—	—	1,059
Amortization of reclassed liability awards	—	—	411	—	—	—	411
Impact of forfeited awards	—	—	179	—	(13,332)	(179)	—
Impact of released vested restricted stock units	—	—	(353)	—	26,185	353	—
Issuance of restricted stock awards	—	—	(1,788)	—	132,985	1,788	—
Dividend accrual reversal	—	—	—	3	—	—	3

Balance at December 31, 2018	20,988,952	21	53,514	105,975	(4,377,301)	(58,832)	100,678
Net income	—	—		2,550	—	—	2,550
Repurchase of treasury shares	—	—	—	—	(262,231)	(1,188)	(1,188)
Amortization of unearned stock compensation	—	—	1,471	—	—	—	1,471
Impact of forfeited awards	—	—	117	—	(9,142)	(117)	—
Impact of released vested restricted stock units	—	—	(1,019)	—	77,046	1,019	—
Settlement of director’s deferred compensation	—	—	—	—	2,251	16	16
Issuance of restricted stock awards	—	—	(1,779)	—	137,375	1,779	—
Cumulative effect of accounting change (Note 7)	—	—	—	101	—	—	101
Balance at December 31, 2019	20,988,952	21	52,304	108,626	(4,432,002)	(57,323)	103,628

Net loss	—	—	—	(12,582)	—	—	(12,582)
Repurchase of treasury shares	—	—	—	—	(25,201)	(64)	(64)
Amortization of unearned stock compensation	—	—	876	—	—	—	876
Impact of forfeited awards	—	—	2,235	—	(173,131)	(2,235)	—
Impact of released vested restricted stock units	—	—	(1,055)	—	81,708	1,055	—
Issuance of restricted stock awards	—	—	(5,565)	—	430,000	5,565	—
Dividend accrual reversal	—	—	—	36			36
Balance at December 31, 2020	20,988,952	$21	$48,795	$96,080	(4,118,626)	$(53,002)	$91,894

The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating activities
Net income (loss)	$(12,582)	$2,550	$8,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge	373	120	60
Depreciation and amortization	3,377	2,502	2,178
Amortization of unearned stock compensation	876	1,471	1,298
Non-cash lease expense	3,570	5,887	—
Provision for doubtful accounts	201	119	73
Provision for refund liability	583	84	37
Provision for inventory obsolescence	1,033	515	615
Loss on divestiture/HFS classification	8,727	—	—
Deferred income taxes	(2,796)	431	(1,344)
Other non-cash items	75	54	25
Changes in operating assets and liabilities:
Accounts receivable	13,611	2,625	(2,507)
Inventories	36,301	(20,259)	(6,825)
Income taxes	2,585	(918)	14
Prepaid expenses and other current assets	50	(265)	1,201
Lease payments	(3,582)	(6,194)	—
Book overdraft	1,662	—	(3,028)
Trade accounts payable	(7,189)	2,605	2,804
Accrued and other current liabilities	(9,591)	2,394	2,460
Other operating activities	(408)	673	(359)
Net cash provided by (used in) operating activities	36,876	(5,606)	5,338

Investing activities
Purchase of property and equipment	(1,092)	(2,379)	(1,503)
Purchase of intangibles-software	(1,774)	—	—
Proceeds from disposals of property and equipment	24	5	20
Cash received from divestiture	17,509	—	—
Net cash used in investing activities	14,667	(2,374)	(1,483)

Financing activities
Borrowings on revolver	291,356	364,671	367,513
Payments on revolver	(352,276)	(352,487)	(369,752)
Proceeds from Paycheck Protection Program loan	6,185	—	—
Payment of dividends	(3)	(36)	(48)
Purchase of treasury stock/stock surrendered on vested awards	(64)	(1,172)	(175)
Lease payments	(837)	(293)	—
Net cash (used in) provided by financing activities	(55,639)	10,683	(2,462)

Net change in cash	(4,096)	2,703	1,393
Cash at beginning of year	4,096	1,393	—

Cash at end of year	$—	$4,096	$1,393
Supplemental disclosures
Cash paid during the year for interest	$2,017	$3,011	$2,811
Cash paid during the year for income taxes	$233	$1,762	$3,696

 The accompanying notes are an integral part of these consolidated financial statements.

Houston Wire & Cable Company

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products to the U.S. market through nineteen locations in thirteen states throughout the United States. In December 2020, the Company completed the sale of Southern Wire (“Southern”) to Southern Rigging Companies, LLC (“Southern Rigging”) for $17.5 million, net of the final working capital adjustment, and was negotiating an agreement for the sale of substantially all of the assets of Southwest Wire Rope (“Southwest”) to Southern Rigging. Accordingly, Southwest is classified as held for sale as of December 31, 2020. (See Note 13) The Company has no other business activity.

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

Accounts Receivable

Accounts receivable consists primarily of receivables from customers, less an allowance for doubtful accounts of $0.3 million at December 31, 2020 and $0.2 million at December 31, 2019. Consistent with industry practices, the Company requires payment frommost customers within 30-60 days of the invoice date. The Company has an estimation procedure, based on historical data and recent changes in the aging of its receivables, that it uses to record an allowance. The Company reviews delinquent accounts, typically over 90 days, and writes-off balances, as appropriate, after collection efforts have been exhausted. The Company has no contractual repurchase arrangements with its customers. Credit losses have been within management’s expectations.

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

Total depreciation expense was approximately $1.7 million for the years ended December 31, 2020 and 2019, and $1.4 million for the year ended December 31, 2018.

Goodwill

Goodwill represents the excess of the amount paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. At December 31, 2020, the goodwill balance was $9.8 million, representing 6.3% of the Company’s total assets.

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

The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company determined that, in 2020, it had four reporting units for this purpose. At December 31, 2020, the Company only had three reporting units due to the sale of Southern. Before testing goodwill, the Company considers whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required. If as a result of the qualitative assessment, the Company determines that an impairment test is required, or alternatively, if the Company elects to forego the qualitative assessment, the Company performs a quantitative assessment and records an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. See Note 4 for more details.

Intangibles

Intangible assets, consist of customer relationships and tradenames from the acquisition of Southwest and Southern in 2010 and the acquisition of Vertex in 2016, as well as internal-use software acquired in 2020. The Southern intangible assets were written off at December 31, 2020 in connection with the sale. The customer relationships and internal-use software are amortized over 9 and 3 year useful lives, respectively. If events or circumstances were to indicate that any of the Company’s definite-lived intangible assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable intangible asset. If the undiscounted cash flows were less than the carrying value, then the intangible assets would be written down to their fair value. Tradenames have an indefinite life and are not being amortized and are tested for impairment on an annual basis. See Note 4 for more details.

Leases

At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. All significant lease arrangements are recognized at lease commencement. Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the leases do not provide an implicit interest rate, the Company uses the incremental borrowing rate which approximates to a collateralized rate at the commencement date to determine the present value of future payments that are reasonably certain. See Note 7 for more details.

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

Customers are permitted to return product only on a case-by-case basis. Product exchanges are handled as a credit, with any replacement item being re-invoiced to the customer. Customer returns are recorded as a refund liability, included in accrued and other liabilities, with a corresponding reduction to sales. The Company estimates the gross profit impact of returns and allowances for previously recorded sales. This liability is calculated on historical and statistical returns and allowances data and adjusted as trends in the variables change. The Company has no installation obligations.

The Company may offer sales incentives, which are accrued monthly as an adjustment to sales.

Shipping and Handling

The Company incurs shipping and handling costs in the normal course of business. Freight amounts invoiced to customers are included as sales, and freight charges are included as a component of cost of sales.

Credit Risk

No single customer accounted for 10% or more of the Company’s sales in 2020, 2019 or 2018. The Company performs periodic credit evaluations of its customers and generally does not require collateral.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted this ASU in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this ASU in the first quarter of 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.”  This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries.  This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.  The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The FASB deferred the effective dates of this ASU for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of December 31, 2020, the Company qualifies as a SRC and expects to adopt this ASU in the first quarter of 2023.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in the ASU provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The provisions of the new guidance were effective upon issuance and generally can be applied through December 31, 2022 with the option to apply the guidance at any point during that time period. The Company currently has a debt agreement that references LIBOR and will apply the new guidance as this agreement is modified to reference other rates.

2.       Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings (loss) per share:

	Year Ended December 31,
	2020	2019	2018
Denominator:
Weighted average common shares for basic earnings per share	16,504,141	16,433,644	16,389,876
Effect of dilutive securities	—	119,222	133,723
Denominator for diluted earnings per share	16,504,141	16,552,866	16,523,599

Stock awards to purchase 843,336, 369,325 and 298,406 shares of common stock were not included in the diluted net income (loss) per share calculation for 2020, 2019 and 2018, respectively, as their inclusion would have been anti-dilutive. For the first quarter of 2018, the Company calculated earnings per share using the “two-class” method, whereby unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents were considered “participating securities”, and therefore, these participating securities were treated as a separate class in computing earnings per share.

3.	Detail of Selected Balance Sheet Accounts

 Accounts Receivable

The following table summarizes the changes in the allowance for doubtful accounts for the past three years:

	2020	2019	2018
	(In thousands)
Balance at beginning of year	$211	$182	$172
Bad debt expense	201	119	73
Write-offs, net of recoveries	(113)	(90)	(63)
Current year divestiture	(3)	—	—
Balance at end of year	$296	$211	$182

Inventories

The following table summarizes the changes in the inventory reserves for the past three years:

	2020	2019	2018
	(In thousands)
Balance at beginning of year	$3,584	$3,709	$3,925
Provision for inventory write-downs	1,033	515	615
Deduction for inventory write-offs	(1,146)	(640)	(831)
Current year divestiture/HFS classification	(328)	—	—
Balance at end of year	$3,143	$3,584	$3,709

Property and Equipment, net

Property and equipment are stated at cost and consist of:

	At December 31,
	2020	2019
	(In thousands)
Land	$617	$2,476
Buildings	3,168	8,712
Machinery and equipment (1)	17,203	19,199
	20,988	30,387
Less accumulated depreciation	(13,530)	(15,798)
Total	$7,458	$14,589

(1)	This includes finance leases. See Note 7 for more details.

Intangible assets

Intangible assets consist of:	At December 31,
	2020	2019
	(In thousands)
Tradenames	$2,081	$5,816
Customer relationships	6,990	18,620
Internal-use software	1,774	—
	10,845	24,436
Less accumulated amortization:
Tradenames	—	—
Customer relationships	(3,301)	(14,154)
Internal-use software	(154)	—
	(3,455)	(14,154)

Total	$7,390	$10,282

As of December 31, 2020, accumulated amortization on the remaining acquired/purchased intangible assets was $3.4 million, and amortization expense was $0.9 million in the year ended December 31, 2020 and $0.8 million in the years ended December 31, 2019 and 2018. Future amortization expense to be recognized on the remaining acquired/purchased intangible assets is expected to be as follows:

Annual Amortization Expense
(In thousands)
2021	$1,368
2022	1,368
2023	1,213
2024	777
2025	583

Goodwill

	At December 31,
	2020	2019
	(In thousands)
Balance at beginning of year	$22,353	$22,353
Less current year divestiture	(12,504)	—
Balance at end of year (1)	$9,849	$22,353

(1)	The balance is net of $12.6 million of accumulated impairment losses, of which none were recorded in 2020 or 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of:	At December 31,
	2020	2019
	(In thousands)
Customer rebates	$3,833	$4,979
Payroll, commissions, and bonuses	2,272	1,930
Accrued inventory purchases	997	11,122
Property taxes	1,078	977
Freight	346	464
Refund liability	1,765	1,182
Prepayments on customer orders (1)	743	2
Professional fees	446	399
Accrued interest	84	248
Lease obligations	854	593
Other	1,129	1,365
Total	$13,547	$23,261

(1)	This amount represents prepayments by customers for inventory. As the customer requests their inventory, the Company ships the material, reduce the prepayment and recognize the revenue.

4.	Impairment of Goodwill and Intangible Assets

The Company tests goodwill and indefinite lived intangibles for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the first and second quarter of 2020, the Company’s market capitalization declined significantly, driven by macroeconomic and geopolitical conditions due in large part to the COVID-19 outbreak, which has contributed to a decline in demand for the Company’s products, a decline in overall financial performance, partially due to the decline in oil prices, and a deterioration of industry and market conditions. Based on these events, the Company concluded that it was more-likely-than-not that the fair values of certain of its reporting units were less than their carrying values. Therefore, the Company performed interim goodwill impairment tests in both the first and second quarter.

Goodwill impairment is evaluated at each reporting unit that has goodwill; the Southern and Vertex reporting units as of December 31, 2019 and the Vertex reporting unit as of December 31, 2020. At December 31, 2019, the Company determined that the fair values of these two reporting units, as well as certain of the Company’s indefinite lived intangibles, exceeded their respective carrying values. The goodwill balance of Vertex at December 31, 2020 was $9.8 million, and due to its negative carrying value, no goodwill impairment was recorded.

During June 2020, the Company determined the fair value of its Vertex reporting unit’s tradenames was below its carrying value, and as a result recorded an impairment charge of $0.1 million. The Company also determined the fair value of its Southwest reporting unit’s tradenames was below its carrying value, and as a result, recorded an impairment charge of $0.1 million in June 2020 and $0.2 million in March 2020.

As part of the divestiture of the Southern reporting unit, the Company wrote-off its $12.5 million goodwill balance and as part of the HFS classification of the Southwest reporting unit, wrote-off its $1.0 million tradenames balance at December 31, 2020.

A qualitative assessment was performed as of October 1, 2019 for the Southern, Southwest and Vertex reporting units. The results of the test indicated that it was more-likely-than-not that the fair value of the reporting units exceeded their respective carrying values except for certain of the tradenames of the Southwest reporting unit for which a quantitative test was necessary and an impairment charge of $0.1 million was recorded for 2019.

The Company is still anticipating growth in the business acquired in Vertex reporting unit. If this projected growth is not achieved and or there are future reductions in our market capitalization or market multiples, further goodwill and intangible assets impairments may result.

5.	Debt

On March 12, 2019 and December 10, 2019, the Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, entered into the Second and Third Amendments, respectively, to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”). The Second Amendment extended the expiration date until March 12, 2024 and the Third Amendment increased the revolving credit facility to $115 million .. Under certain circumstances, the Company may request an increase in the commitment by an additional $50 million.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At December 31, 2020, the Company was in compliance with the availability-based covenant governing its indebtedness.

The Company’s borrowings at December 31, 2020 and 2019 were $28.8 million and $83.5 million, respectively. The weighted average interest rates on outstanding borrowings were 1.9% and 3.4% at December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had available borrowing capacity of $47.5 million under the terms of the Loan Agreement. The Company paid $0.1 million for each of the years ended December 31, 2020, 2019, and 2018 for the unused facility.

The carrying amount of long term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

On May 4, 2020, the Company received a $6.2 million Paycheck Protection Program (“PPP”) loan from Bank of America (“Lender”), funded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to a Promissory Note issued by the Company to Lender. The Company used the funds to pay its payroll related expenses as well as rent expenses, as allowed by the terms of the loan. The Company has applied for loan forgiveness and expects to achieve 90-95% forgiveness. The forgiveness amount will be equal to the amount that the Company used for the approved expenses: a minimum of 60% on payroll related expenses and up to 40% on non-payroll expenses. Any amount of the loan that is not forgiven will be due two years from the funding date of May 4, 2020 to repay the balance of the PPP loan. No principal or interest payments will be due prior to the end of the six-month deferment period and the interest rate on the balance of the loan will not exceed 1.0% per annum.

Principal repayment obligations for succeeding fiscal years are as follows:

(In thousands)
2021	$—
2022 (1)	6,185
2023	—
2024	22,580
Total	$28,765

(1)	The Company has applied for loan forgiveness and believes that it will achieve 90-95% forgiveness, or approximately $5.6-$5.9 million.

6.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$1,814	$719	$3,041
State	346	125	658
Total current	2,160	844	3,699

Deferred:
Federal	(2,592)	400	(1,246)
State	(204)	31	(98)
Total deferred	(2,796)	431	(1,344)

Total	$(636)	$1,275	$2,355

A reconciliation of the U.S. Federal statutory tax rate to the effective tax rate on income before taxes is as follows:

	Year Ended December 31,
	2020	2019	2018

Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.1)	3.4	4.3
Impairment, non-deductible portion	—	—	0.1
Share-based compensation	(1.5)	3.7	1.2
Non-deductible items	(0.3)	5.4	2.1
Valuation allowance	—	—	(9.5)
Current year divestiture	(13.9)	—	—
Other	0.6	(0.2)	2.2
Total effective tax rate	4.8%	33.3%	21.4%

Significant components of the Company’s deferred taxes were as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Operating lease right-of-use assets	$3,203	$3,425
Inventory reserve	856	1,072
Uniform capitalization adjustment	1,523	1,633
Stock compensation expense	501	666
Accrued commission	144	124
Held for sale	1,577	—
Property and equipment, net	233	—
Refund liability	406	—
Other	224	199
Total deferred tax assets	8,667	7,119

Deferred tax liabilities
Operating lease right-of-use assets	(3,075)	(3,316)
Goodwill	(232)	(838)
Intangible assets	(1,555)	(2,230)
Other	(409)	(135)
Total deferred tax liabilities	(5,271)	(6,519)

Net deferred tax assets	$3,396	$600

The Company does not have any unrecognized tax benefits recorded at December 2020, 2019 and 2018. The Company recognizes interest on any tax issue as a component of interest expense and any related penalties in other operating expenses. As of December 31, 2020 and 2019, the Company recorded no provision for interest or penalties related to uncertain tax positions. The tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The impact of Topic 842 on the Company’s consolidated balance sheet as of January 1, 2019 was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The Company’s finance leases were immaterial prior to the adoption of Topic 842, and no change was made to the classification of these leases. As a result of the adoption of Topic 842, beginning retained earnings was impacted by $0.1 million and there was no impact to the consolidated statement of operations.

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

Lease Type	Statement of Operations Classification	2020	2019
		(In thousands)
Consolidated operating lease expense	Operating expenses	$3,570	$5,887

Consolidated financing lease amortization	Depreciation and amortization	835	305
Consolidated financing lease interest	Interest expense	141	61
Consolidating financing lease expense		976	366

Net lease cost		$4,546	$6,253

Rent expense was approximately $3.7 million in 2018.

The value of the net assets and liabilities generated by the leasing activity of the Company as lessee as of December 31, 2020 and December 31, 2019 were as follows:

Lease Type	Balance Sheet Classification	2020	2019
		(In thousands)
Total ROU operating lease assets (1)	Operating lease right-of-use assets, net	$10,879	$13,481
Total ROU financing lease assets (2)	Property and equipment, net	2,793	2,430
Total lease assets		$13,672	$15,911

Total current operating lease obligation	Operating lease liabilities	$2,699	$2,742
Total current financing lease obligation	Accrued and other current liabilities	856	593
Total current lease obligation		$3,555	$3,335

Total long term operating lease obligation	Operating lease long term liabilities	$8,736	$11,182
Total long term financing lease obligation	Other long term liabilities	1,958	1,860
Total long term lease obligation		$10,694	$13,042

(1)	Operating lease assets are recorded net of accumulated amortization of $4.3 million and $2.3 million as of December 31, 2020 and 2019, respectively.
(2)	Financing lease assets are recorded net of accumulated amortization of $1.2 million and $0.4 million as of December 31, 2020 and 2019, respectively.

The future minimum lease payments for finance and operating lease liabilities of the Company as lessee as of December 31, 2020 were as follows:

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
	(In thousands)
Year one	$3,222	$968	$4,190
Year two	3,186	887	4,073
Year three	2,654	753	3,407
Year four	2,330	406	2,736
Year five	1,076	31	1,107
Subsequent years	266	—	266
Total lease payments	12,734	3,045	15,779
Less: Interest	(1,299)	(231)	(1,530)
Present value of lease liabilities	$11,435	$2,814	$14,249

The weighted average remaining lease terms and discount rates of the leases held by the Company as of December 31, 2020 and 2019 were as follows:

Lease Type	Weighted Average Term in Years		Weighted Average Interest Rate
	2020	2019	2020	2019
Operating leases	4.2	4.9	5.3	5.3
Financing leases	3.4	4.2	4.7	5.3

The cash outflows of the leasing activity of the Company as lessee for the twelve months ended December 31, 2020 and 2019 were as follows:

Cash Flow Source	Classification	2020	2019
		(In thousands)
Operating cash outflows from operating leases	Operating activities	$3,442	$6,140
Operating cash outflows from financing leases	Operating activities	140	54
Financing cash outflows from financing leases	Financing activities	837	293

During the years ended December 31, 2020 and 2019, the Company recorded non-cash ROU financing lease assets and corresponding financing lease obligations totaling $1.2 million and $2.5 million, respectively, primarily related to warehouse machinery and IT infrastructure lease agreements.

Also during the year ended December 31, 2019, the Company modified certain terms of the lease agreement with the landlord of Vertex’s Massachusetts facility, including early termination of the lease on November 30, 2019 and Vertex subleasing a portion of the space until the end of November. In connection with the modification, the Company recognized expense related to the early termination of approximately $2.2 million in 2019.

8.	Stockholders’ Equity

On March 7, 2014, the Board of Directors adopted a stock repurchase program under which the Company is authorized to purchase up to $25 million of its outstanding shares of common stock from time to time, depending on market conditions, trading activity, business conditions and other factors. Shares of stock purchased under the program are held as treasury shares and may be used to satisfy the exercise of options, issuance of restricted stock, to fund acquisitions or for other uses as authorized by the Board of Directors. In November 2016, the Board of Directors suspended purchases under the stock repurchase program. In August 2019, the plan was reactivated and during 2019, the Company purchased an aggregate of 235,500 shares for a total cost of $1.1 million. There were no purchases under the program in 2020.

Under the terms of the 2017 Stock Plan, the Company acquired 25,201 shares and 26,731 shares that were surrendered by the holders to pay withholding taxes in 2020 and 2019, respectively. (See Note 10)

The Company paid a quarterly cash dividend from August 2007 until August 2016. The Company has not paid a cash dividend since 2016.

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

9.	Retirement-related Benefits

Defined Contribution Plan

The Company maintains a combination profit-sharing plan and salary deferral plan for the benefit of its employees who are not covered by a collective bargaining agreement. Employees who are eligible to participate in the plan can contribute a percentage of their base compensation, up to the maximum percentage allowable not to exceed the limits of Internal Revenue Code Sections 401(k), 404, and 415, subject to the IRS-imposed dollar limit. Employee contributions are invested in certain equity and fixed-income securities, based on employee elections. From January 1, 2018 through April 30, 2020, the Company matched 100% of the first 1% of the employee’s contribution. The Company’s match for the year ended December 31, 2020 was $0.1 million and for the years ended December 31, 2019 and 2018 was $0.2 million for each year.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for those current and former employees of Vertex who are subject to a collective bargaining agreement. Effective November 30, 2019, there are no active employees in the plan as the plan was frozen with the closure of Vertex’s Massachusetts facility. The benefit provisions to participants of the defined benefit plan were calculated based on the number of years of service and an annual negotiated plan benefit per year of service. Annual compensation (or future compensation increases) is not used in calculating the benefit or future plan contributions. It is the Company’s policy to fund amounts for pensions sufficient to meet the minimum funding requirements set forth in applicable employee benefit laws, which currently approximate the benefit payments made each year. A total contribution of less than $0.1 million was made during each of the years ended December 31, 2020, 2019 and 2018. As of November 30, 2019, the defined benefit plan is inactive, with no additional incremental benefits being accrued.

The current projected benefit obligation was $0.8 million and $1.3 million as of December 31, 2020 and 2019, respectively. The discount rate used to determine the projected benefit obligation was 2.0% and 3.2% in 2020 and 2019, respectively.

The fair value of the assets of the defined benefit plan was $0.8 million and $1.3 million in 2020 and 2019, respectively. The plan assets are all classified as Level 1 and as such have readily observable prices and therefore a reliable fair market value.

10.	Incentive Plans

The Houston Wire & Cable Company 2017 Stock Plan (the “2017 Plan”) as amended in 2019, provides for discretionary grants of stock options, stock awards, stock units and stock appreciation rights (SARs) to employees and directors up to a total of 2,500,000 shares. Shares issuable under the 2017 Plan may be authorized but unissued shares or treasury shares. If any award granted under the 2017 Plan expires, terminates or is forfeited or cancelled for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to the Company or withheld by the Company on behalf of a participant as payment for the award (including the exercise price of a stock option or SAR) or as payment for any withholding taxes due in connection with the award, or that are purchased by the Company with proceeds received from a stock option exercise, will not again be available for issuance. The 2017 Plan’s purpose is to attract and retain outstanding individuals as employees and directors of the Company and its subsidiaries and to provide them with additional incentive to expand and improve the Company's profits by giving them the opportunity to acquire or increase their proprietary interest in the Company.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2020, 2019 or 2018.

All granted stock options have vested, with the last grant having an expiration date of December 20, 2021. The following summarizes stock option activity and related information:

	Options (in 000’s)		Weighted Average Exercise Price		Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
	2020	2019	2020	2019	2020	2019	2020	2019
Outstanding-Beginning of year	122	154	13.72	13.40	$—	$—	1.75	2.52
Granted	—	—		—
Exercised	—	—		—
Forfeited	(13)	(22)	13.23	13.04
Expired	(19)	(10)	12.14	10.32
Outstanding-End of year	90	122	14.11	13.72	$—	$—	0.97	1.75
Exercisable-End of year	90	122	14.11	13.72	$—	$—	0.97	1.75

There was no excess tax benefit for the years ended December 31, 2020, 2019 and 2018.

There were no options exercised in the years ended December 31, 2020, 2019 and 2018. There is no intrinsic value of options outstanding and exercisable as of December 31, 2020 as the closing stock price at the end of 2020 creates a negative intrinsic value.

The total grant-date fair value of options vested during 2020 and 2019 was $0, as all the options vested as of December 31, 2018.

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

On November 3, 2020, the Board of Directors granted to the Company’s newly appointed Chief Financial Officer 55,000 voting shares of restricted stock under the 2017 Plan. The shares vest in one-third increments on the first, second and third anniversaries of the date of grant, as long as he is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares vest.

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

On December 3, 2019, the Board of Directors granted to the Company’s President and Chief Executive Officer 78,125 voting shares of restricted stock and to the former Chief Financial Officer, 19,531 voting shares of restricted stock under the 2017 Plan. The former Chief Financial Officer’s shares were forfeited when he left the Company in July 2020. The President and Chief Executive Officer’s shares vest in one-third increments on the first, second and third anniversaries of the date of grant, in each case as long he is then employed by the Company. Any dividends declared will be accrued and paid if and when the related shares vest.

Also, on December 3, 2019, the Board of Directors granted 250,000 shares of restricted stock to the Company’s President and Chief Executive Officer and 125,000 shares of restricted stock to the former Chief Financial Officer. The former Chief Financial Officer’s shares were forfeited when he left the Company in July 2020. The President and Chief Executive Officer’s grant vests if there is a Change in Control of the Company (as defined in the 2017 Plan) on or before December 2, 2024, as long as he remains in continuous employment with the Company until the Change in Control or if he is terminated by the Company without cause within one year before the Change in Control. Any dividends declared will be accrued and paid if and when the related shares vest.

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

On March 12, 2019, the Board of Directors granted 52,910 performance stock units to the Company’s President and Chief Executive Officer and 13,228 performance stock units to the former Chief Financial Officer. The former Chief Financial Officer’s units were forfeited when he left the Company in July 2020. The President and Chief Executive Officer’s performance stock units vests on December 31, 2021, based on and subject to the Company’s achievement of cumulative EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and stock price performance goals over a three-year period, as long as he is then employed by the Company, and upon vesting will be settled in shares of our common stock. Any dividends declared will be accrued and paid if and when the related shares vest.

Restricted common shares and restricted stock units are measured at fair value on the date of grant based on the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period which ranges from one to five years, based on the number of awards that vest.

The following summarizes restricted stock activity for the years ended December 31, 2020 and 2019:

	Shares
	2020		2019
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested -Beginning of year	654	$5.18	259	$6.78
Granted	55	2.86	511	3.84
Vested	(95)	5.59	(107)	7.24
Cancelled/Forfeited	(173)	5.33	(9)	6.34
Expired	—	—	—	—
Non-vested -End of year	441	$4.26	654	5.18

	Units
	2020		2019
	Shares (in 000’s)	Weighted Average Market Value at Grant Date	Shares (in 000’s)	Weighted Average Market Value at Grant Date
Non-vested -Beginning of year	277	$6.83	215	$7.59
Granted	10	2.19	125	5.88
Vested	(137)	6.94	(60)	7.59
Cancelled/Forfeited	(18)	6.18	(3)	7.65
Expired	—	—	—	—
Non-vested -End of year	132	6.44	277	6.83

Total stock-based compensation cost was $0.9 million for the year ended December 31, 2020, $1.5 million for the year ended December 31, 2019, and $1.3 million for the year ended December 31, 2018. Total income tax benefit recognized for equity awards stock-based compensation arrangements was $0.2 million for each of the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there was $0.8 million of total unrecognized compensation cost related to non-vested, stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 17 months. There are 1,631,123 shares available for future grants under the 2017 Plan at December 31, 2020.

11.	Commitments and Contingencies

The Company had aggregate purchase commitments for fixed inventory quantities of approximately $32.0 million at December 31, 2020.

The Company had outstanding under the Loan Agreement letters of credit totaling $0.7 million to certain vendors as of December 31, 2020.

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

12.	Select Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters in the period ended December 31, 2020. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$65,460	$70,247	$66,777	$83,533
Gross profit	$14,231	$14,990	$14,236	$19,592
Operating (loss) income	$(10,210)[1]	$(519)	$(2,188)	$1,586
Net (loss) income	$(10,229)[1]	$(735)	$(2,163)	$545
Earnings (loss) per share:
Basic	$(0.61)[1]	$(0.04)	$(0.13)	$0.03
Diluted	$(0.61)[1]	$(0.04)	$(0.13)	$0.03

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)

Sales	$82,287	$85,403	$85,326	$85,270
Gross profit	$18,695	$19,431	$20,537	$21,259
Operating income	$76	$(87)	$3,030	$3,863
Net income	$(656)	$(721)	$1,643	$2,284
Earnings per share:
Basic	$(0.04)	$(0.04)	$0.10	$0.14
Diluted	$(0.04)	$(0.04)	$0.10	$0.14

(1)	This includes the loss on divestitures/HFS classification of $8,727.

13.	Divestitures

Divestiture of Southern and Southwest reporting units

On December 2, 2020, the Company entered into an asset purchase agreement to dispose of our Southern reporting unit. Upon the closing of this transaction on December 31, 2020, the Company received $17.5 million in cash, net of working capital adjustments of $1.5 million. An additional $1.0 million is due from escrow and will be released one year following the close of the transaction. For the year ended December 31, 2020, the Company recognized a pre-tax loss on divestiture of approximately $2.0 million related to the transaction in its consolidated statements of income. The loss recognized included selling costs of $0.3 million. The Company also recorded a tax benefit of $15.4 million related to this transaction.

In addition, in January 2021 the Company entered into an asset purchase agreement to sell the Southwest reporting unit, other than accounts receivable. Upon the closing of this transaction, the Company will receive approximately $5.0 million in cash, subject to estimated working capital adjustments. As of December 31, 2020, the Southwest reporting unit was classified as held for sale in the Company’s consolidated financial statements and measured at the expected sales price less estimated selling costs. The Company incurred a loss on classification of the assets held for sale of $6.7 million, which includes $0.1 million of selling costs incurred prior to year-end, and the Company ceased depreciation of these properties upon their classification as held for sale.

The following is a summary of net assets and net liabilities related to Southwest as of December 31, 2020, that were classified as held for sale:

Inventory	$5,145
Prepaid expenses	38
PP&E	6,877
Intangibles	1,020
Other assets	29
Total assets	13,109
Less: Loss on classification to held for sale	(6,711)
Assets classified as held for sale	$6,398

Accounts payable	$969
Accrued liabilities	394
Long term lease liabilities	35
Liabilities classified as held for sale	$1,398

The Company evaluated the divestitures of the Southern and Southwest reporting units individually and in the aggregate and determined that they did not represent a strategic shift that had a major effect on the Company’s operations or financial results and did not qualify as a significant component of the Company. As a result, the divestitures were not reported as discontinued operations.

14.	Subsequent Events

Completion of Sale of Southwest

On March 12, 2021, the Company completed the sale of substantially all of the assets, other than accounts receivable of approximately $2.9 million, of its Southwest reporting unit and received $3.4 million in cash, subject to final working capital adjustments. An additional $0.8 million is due from escrow and will be released no later than one year following the close of the transaction.

Agreement and Plan of Merger

On March 25, 2021, the Company announced that it entered into an Agreement and Plan of Merger with Omni Cable, LLC (“OmniCable”) and a subsidiary of OmniCable pursuant to which, subject to the satisfaction of customary closing conditions, the subsidiary will be merged with and into the Company, and the Company will become a wholly-owned subsidiary of OmniCable. Under the terms of the merger agreement, at the effective time of the merger each share of the Company’s common stock will be converted into the right to receive $5.30 in cash, without interest. In addition, each of the 300,461 stock-based equity awards outstanding under the Company’s stock and deferred compensation plans will be cancelled in exchange for $5.30. No consideration will be paid for stock options, all of which have exercise prices above the merger price.

The merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) the adoption of the merger agreement by the holders of a majority of the outstanding shares of Company common stock; (2) the absence of certain legal impediments preventing the completion of the merger; (3) the accuracy of the representations and warranties of the parties and the compliance of the parties with their respective covenants, subject to customary qualifications, including with respect to materiality; and (4) conditions relating to the Company’s tangible net book value and indebtedness. The Company expects the merger to be completed in the second quarter of 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based on criteria established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO Framework.

/s/ James L. Pokluda III	/s/ Eric W. Davis
James L. Pokluda III	Eric W. Davis
President and Chief Executive Officer	Chief Financial Officer, Treasurer
and Secretary (Chief Accounting Officer)

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to directors and nominees for election to the Board of Directors is incorporated herein by reference to the “Proposal No. 1 – Election of Directors” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.  The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relating to disclosure of delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the “General – Delinquent Section 16(a) Reports” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

The information called for by Item 10 relating to the code of ethics is incorporated herein by reference to the “Corporate Governance - Code of Business Conduct” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

The information called for by Item 10 relating to the procedures by which security holders may recommend nominees to the Board of Directors is incorporated herein by reference to the “Corporate Governance – Committee Established by the Board of Directors – Nominating and Corporate Governance Committee – Stockholder Recommendations for Director Nominations” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

The information called for by Item 10 relating to the audit committee and the audit committee financial expert is incorporated herein by reference to the “Corporate Governance - Committees Established by the Board of Directors - Audit Committee” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the “Executive Compensation” and “Director Compensation” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the “Corporate Governance and Board Committees - Director Independence” and “Related Person Transaction Policy” sections of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the “Principal Independent Accountant Fees and Services” section of the registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2021.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements of our Company and Report of the Independent Registered Public Accounting Firm are included in Part II:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules:

Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(c)	Exhibits

Exhibits are set forth on the attached exhibit index

ITEM 16.  FORM 10-K SUMMARY

Not applicable

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.1 to Houston Wire & Cable Company’s Registration Statement on Form S-1 (Registration No. 333-132703))

3.2	Amended and Restated By-Laws of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 3.2 to Houston Wire & Cable Company’s Registration Current Report on Form 8-K filed May 11, 2012)

4.1	Description of the Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.1*	Houston Wire & Cable Company 2006 Stock Plan, as amended and restated effective March 1, 2015, as amended (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 13, 2015 and Exhibit 10.12 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.2*	Amended and Restated Executive Employment Agreement dated as of January 1, 2017, as amended as of March 11, 2020, between James L. Pokluda, III and Houston Wire & Cable Company (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 29, 2017 and Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 12, 2020)

10.3*	Form of Employee Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.4*	Form of Director Non-Qualified Stock Option Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.5*	Form of Stock Award Agreement for Key Employees under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.6*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

10.7*	Form of Performance Stock Unit Award Agreement under Houston Wire & Cable Company’s 2006 Stock Plan (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.8*	Description of Senior Management Bonus Program (incorporated herein by reference to Exhibit 10.7 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.9*	Form of Director/Officer Indemnification Agreement by and between Houston Wire & Cable Company and a director, member of a committee of the Board of Directors or officer of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 10.24 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.10	Fourth Amended and Restated Loan and Security Agreement, dated as of October 1, 2015, as amended on March 12, 2019 and December 10, 2019, among HWC Wire & Cable Company, as borrower, Houston Wire & Cable Company, as Guarantor, certain financial institutions, as lenders, and Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015, Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 5, 2016, Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed March 14, 2019 and Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed on December 12, 2019)

10.11

Third Amended and Restated Guaranty dated as of October 1, 2015, by Houston Wire & Cable Company, as guarantor, in favor of Bank of America, N.A., as agent (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed October 2, 2015)

10.12*	Houston Wire & Cable Company 2017 Stock Plan, as amended (incorporated herein by reference to Exhibit A to Houston Wire & Cable Company’s definitive proxy statement for the annual meeting of stockholders held May 5, 2020)

10.13*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.14*	Form of Restricted Stock Unit Award Agreement for Key Employees (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.15*	Form of Stock Appreciation Agreement (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)
10.16*	Form of Stock Award Agreement for Key Employees (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed May 14, 2018)

10.18*	Letter Agreement dated April 5, 2018 between Houston Wire & Cable Company and Christopher M. Micklas (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed April 13, 2018)

10.19*

Houston Wire & Cable Company Nonemployee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 14, 2017)

10.20	Letter Agreement dated as of November 5, 2020 between Houston Wire & Cable Company and Eric W. Davis (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed November 6, 2020)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

23.1	Consent of BKD LLP**

23.2	Consent of Ernst & Young, LLP **

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: March 25, 2021	By:	/s/ ERIC W. DAVIS
Eric W. Davis Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES L. POKLUDA III	President, Chief Executive Officer and Director	March 25, 2021
James L. Pokluda III

/s/ ERIC W. DAVIS	Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)	March 25, 2021
Eric W. Davis
March 25, 2021
/s/ WILLIAM H. SHEFFIELD	Director
William H. Sheffield
March 25, 2021
/s/ ROY W. HALEY	Director
Roy W. Haley
March 25, 2021
/s/ MARGARET S. LAIRD	Director
Margaret S. Laird
March 25, 2021
/s/ DAVID NIERENBERG	Director
David Nierenberg
March 25, 2021
/s/ SANDFORD W. ROTHE	Director
Sandford W. Rothe
March 25, 2021
/s/ G. GARY YETMAN	Chairman of the Board
G. Gary Yetman