Form 10-K/A
period 2020-12-31
Houston Wire & Cable CO
filed 2021-04-28
CIK 1356949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At April 5, 2021, there were 16,882,557 shares of the registrant’s common stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Houston Wire & Cable Company (the “Company” or “we”) filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original 10-K Filing”) with the Securities and Exchange Commission on March 25, 2021. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from the definitive proxy statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) that the Company expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the 2021 Proxy Statement will not be filed with the Commission within such 120-day period, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.

Except for the addition of Part III information and the filing of new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the Commission subsequent to the Original 10-K Filing.

HOUSTON WIRE & CABLE COMPANY

Form 10-K
For the Fiscal Year Ended December 31, 2020

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Roy W. Haley, age 74. Director since 2017
Independent Director

Mr. Haley served as the Chairman of the Board of WESCO International, Inc. (“WESCO”) from 1998 until his retirement in 2011 and as Chief Executive Officer of WESCO from 1994 to 2009. WESCO is a leading North American-based distributor of products and provider of advanced supply chain management and logistics services used primarily in industrial, construction, utility, and commercial, institutional and government markets. From 1988 to 1993, Mr. Haley served as Chief Operating Officer, President and a director of American General Corporation, a diversified financial services company. In 2018, Mr. Haley retired as a director of Essendant Inc. (formerly United Stationers, Inc.), after 18 years of service. He was previously a director of BlueLinx Holdings Inc., from 2013 to 2016 and Non-Executive Chairman of the Board from 2014 to 2016. As a former CEO of a major distributor of industrial products, Mr. Haley brings extensive knowledge of the industrial and electrical distribution industries, the customer perspective and experience with distribution operations.

Margaret S. Laird, age 44. Director since 2019
Independent Director

Ms. Laird has served as Chief Pricing Officer of Hitachi Vantara, a subsidiary of Hitachi, Ltd. that provides data-managing solutions to business enterprises, since January 2019. From 2005 until 2018, Ms. Laird was with Deloitte Consulting LLP in its Monitor Deloitte Strategy Practice, most recently as a Managing Director. Ms. Laird’s deep experience with digital strategies and technologies, and her expertise in sales and pricing, help the board address a changed competitive landscape, and she brings age and gender diversity to the board.

David Nierenberg, age 67. Director since March 2020.
Independent Director

Since January 1996, Mr. Nierenberg has served as the President of Nierenberg Investment Management Company, Inc. (“NIMCO”), which manages the D3 Family Funds. Several of the D3 Family Funds are stockholders of the Company. Before founding NIMCO in 1996, Mr. Nierenberg was a General Partner at Trinity Ventures, a venture capital fund. Mr. Nierenberg began his career at Bain & Company Inc., where he was a Partner, managing strategy, acquisition, and cost reduction projects. He serves as Chair for the Advisory Board of the Ira M. Millstein Center for Global Markets and Corporate Ownership at Columbia Law School. Mr. Nierenberg chairs the Research Advisory Council of Glass, Lewis & Co. He is also a member of the board of the Washington State Investment Board, Flotek Industries, Inc. (NYSE: FTK), The National WWII Museum, STAND for Children, and International Refugee Assistance Program. Mr. Nierenberg previously served as a director for Electro Scientific Industries, Inc. (NASDAQ: ESIO), Radisys Corporation (NASDAQ: RSYS), Riverview Bancorp (NASDAQ: RVSB) and Rosetta Stone (NYSE: RST). Our Board of Directors believes that Mr. Nierenberg is particularly qualified to serve as a director based on his significant expertise in strategic planning and corporate governance, along with his broad-based business knowledge. In addition, Mr. Nierenberg’s service on other public company boards and with the Ira M. Millstein Center and Glass, Lewis provides valuable insight into the Company’s corporate governance.

James L. Pokluda III, age 56. Director since 2012
President and Chief Executive Officer of the Company

Mr. Pokluda was appointed President in May 2011 and Chief Executive Officer in January 2012. From 2007 until 2011, he served as Vice President – Sales and Marketing. During his 33 years with the Company, Mr. Pokluda has a demonstrated history of substantial contributions to the Company including the construction and leadership of our long-term growth plan, implementation of the National Service Center, the commercialization of our private branded products, co-leadership of the initial public offering in 2006, follow-on offering in 2007 and subsequent strategic acquisitions and dispositions. Mr. Pokluda served on the Board of Directors of Houston Electrical League (HEL) for several years, is an affiliate member of the National Association of Electrical Distributors (NAED), and a graduate of the College of Engineering at Texas A&M University. In 2012, Mr. Pokluda completed the University of Chicago’s Booth School of Business Executive Education Advanced Management Program. As the only management representative on our board, and someone with experience in all aspects of our business, Mr. Pokluda provides an insider’s perspective in board discussions about our industry and the business and strategic direction of the Company.

Sandford W. Rothe, age 65. Director since 2018
Independent Director

Mr. Rothe is a retired Partner of Deloitte LLP (“Deloitte”). Mr. Rothe joined Deloitte in 1977, became a partner in 1990 and was the Managing Partner of Deloitte’s Denver office from 2002 until his retirement in June 2018. At Deloitte he held various leadership positions and served clients across many industries, advising clients in the areas of strategy, new market development, mergers & acquisitions, operational efficiency, capital allocation and structure and enterprise IT Projects. He served as a National Facilitator for Deloitte’s executive transition labs, focused on the successful onboarding and integration of incoming C-Suite executives. He is a Certified Public Accountant in Colorado and Oklahoma. Mr. Rothe’s significant experience with financial and SEC reporting, internal controls and risk management strengthen the board’s capabilities in those areas.

William H. Sheffield, age 72, Director since 2006
Independent Director

Mr. Sheffield is a corporate director and serves on the boards of directors of Hydro One, Velan Inc., Burnbrae Farms Limited, Longview Aviation Capital and 4iiii Innovations. He previously served on the boards of Canada Post Corporation until 2018 and Ontario Power Generation Inc. until 2014. Mr. Sheffield served as Chief Executive Officer of Sappi Fine Paper from 2001 until 2003. He holds an MBA and a BSc, and is recognized as both a Governance Fellow and a Certified Professional Director by the National Association of Corporate Directors in the United States and the Institute of Corporate Directors in Canada. With his knowledge of complex issues surrounding global companies and his understanding of what makes businesses work effectively and efficiently, Mr. Sheffield provides valuable insight to our board and offers particular expertise in labor relations, critical end user markets and board governance issues.

G. Gary Yetman, age 66. Director since 2014
Independent Director

Mr. Yetman served as the Chief Executive Officer and President of Coleman Cable, Inc. from 1999 until his retirement following the sale of Coleman Cable in 2014. Prior to that, Mr. Yetman held various senior management positions with Coleman Cable’s predecessor and within the electrical industry. Mr. Yetman’s extensive experience and proven track record within the electrical wire and cable industry make him a valuable member of our Board of Directors.

Executive Officers

The information called for by Item 10 relating to executive officers and certain significant employees is set forth in Part I of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5, as applicable, with the SEC. Officers, directors and stockholders owning more than ten percent of our common stock are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely upon a review of Forms 3 and 4 and any amendments furnished to us, we believe that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements during 2020 and that such filings were timely, except (i) a Form 4 representing the acquisition of 12,500 shares of common stock upon the vesting of performance stock units, and the forfeiture of 23,077 performance share units, by Mr. Pokluda on December 31, 2020 was filed on April 6, 2021, (ii) a Form 4 reporting the acquisition on December 11, 2018 of 15,385 shares of common stock, December 11, 2019 of 15,385 shares of common stock, and December 11, 2020 of 15,384 shares of common stock by Mr. Pokluda upon the vesting of restricted stock units was filed on February 2, 2021, (iii) the Form 4 reporting the acquisition on December 11, 2020 of 1,026 shares of common stock by Mr. Davis upon the vesting of restricted stock units was filed on February 2, 2021, (iv) the Form 4 reporting the acquisition of 27,510 shares of common stock upon the vesting of performance share units, and the forfeiture of 20,000 performance share units, by Mr. Pokluda on March 10, 2020 was filed on April 8, 2020, and (v) the Forms 3 reporting that Mr. Zurovchak and Mr. Davis had become officers subject to Section 16 on June 12, 2020, were filed on June 24, 2020.

Code of Ethics

The board has adopted a Code of Conduct, most recently updated in May 2019 and reviewed annually, a copy of which may be found by accessing the “Investors” page on our website at http://ir.houwire.com and clicking on the “Corporate Governance” link. Under the Code of Conduct, we insist on honest and ethical conduct by all of our directors, officers, employees and other representatives, including but not limited to the following:

●	Our directors, officers and employees are required to avoid situations in which their personal, family or financial interests conflict with those of the Company;

●	Our directors, officers and employees must refrain from engaging in any activities that compete with the Company, or which may compromise its interests;

●	Our directors, officers and employees must refrain from taking any business or investment opportunity discovered in the course of employment with or service to the Company that the director, officer or employee knows, or should have known or has reason to know, would benefit the Company; and

●	Our directors, officers and employees must comply with all applicable governmental laws, rules and regulations.

We are also committed to ensuring that all disclosures in reports and documents that the Company files with the SEC, as well as other public communications made by the Company, are full, fair, accurate, timely and understandable. Further, we will comply with all laws, rules and regulations that are applicable to our activities and expect all of our directors, officers and employees to obey the law. Any violation of applicable law or any deviation from the standards embodied in the Code of Conduct will result in appropriate corrective and disciplinary action, up to and including termination of employment.

Stockholder Recommendations for Director Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which was filed on March 26, 2020.

Audit Committee; Audit Committee Financial Expert

The Audit Committee consists of Messrs. Haley, Rothe and Sheffield, each of whom is independent for purposes of Rules 5605(a)(2) and (c)(2) of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Mr. Rothe serves as the Chairperson. Each of the Audit Committee members is financially literate as determined by our board in its business judgment. The board has also determined that Mr. Rothe is an “audit committee financial expert,” as such term is defined under the applicable SEC rules.

The Audit Committee operates under a charter approved by the Board of Directors, which can be found by accessing the “Investors” page of our website at http://ir.houwire.com and clicking on the “Corporate Governance” link. Copies of the charter will be sent to stockholders upon request.

The principal duties and responsibilities of the Audit Committee are to assist the board in its oversight of:

●	the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;

●	the independent auditors’ qualifications and independence; and

●	the performance of the independent auditors.

Our Audit Committee is also responsible for:

●	maintaining free and open communication among the committee, the independent auditors and management of the Company;

●	reviewing and approving related person transactions; and

●	preparing the report required to be prepared pursuant to the rules of the SEC for inclusion in the Company’s annual proxy statement.

The Audit Committee has the resources and authority appropriate to discharge its duties and responsibilities, including the authority to select, retain, terminate and approve the fees and other retention terms of counsel, accountants or other experts and advisors, as it deems necessary or appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table and related notes set forth information concerning the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer for fiscal years 2020 and 2019. Because our President and Chief Executive Officer, Chief Financial Officer, and our Senior Vice President and Chief Operating Officer are our only executive officers, the following compensation disclosures have been limited to those individuals. We collectively refer to these executive officers throughout this section as our “named executive officers.”

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

James L. Pokluda III, President & Chief Executive Officer	2020	512,129	--	--	134,245	20,627	667,001
	2019	549,192	--	300,000	82,500	9,960	941,652

Eric W. Davis, Vice President & Chief Financial Officer (effective July 11, 2020)	2020	249,629	--	157,300	45,136	12,509	464,574

Jerry M. Zurovchak, Senior Vice President & Chief Operating Officer (effective June 12, 2020)	2020	228,846	--	--	42,581	2,438	237,865

Christopher M. Micklas, Chief Financial Officer (through July 10, 2020)	2020	184,230	--	--	--	7,754	191,984
	2019	314,654	--	75,000	19,875	13,578	423,107

(1)	The annual salary rates for 2020 were $566,500 for Mr. Pokluda, $265,000 for Mr. Davis (effective July 11, 2020), $250,000 for Mr. Zurovchak and $346,500 for Mr. Micklas. However, as part of the cost saving measures adopted by the Company in response to the COVID-19 pandemic, all salaries were reduced effective May 1, 2020. The salaries for Messrs. Davis, Zurovchak and Micklas were reduced by 10% and for Mr. Pokluda, by 15%.

(2)	This column shows the aggregate grant date fair value of the shares of restricted stock under the 2017 Plan computed in accordance with FASB ASC Topic 718. No annual awards were granted in 2020. Mr. Davis received 55,000 shares on November 3, 2020 in connection with his promotion to Chief Financial Officer. All awards were subject to time-based vesting. See note 10 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the assumptions made in the valuation of these awards.

(3)	For Mr. Pokluda, reflects the performance based annual bonus earned pursuant to his employment agreement, and for Mr. Davis and Mr. Zurovchak, reflects the performance based annual bonus earned pursuant to the Company’s Senior Management Bonus Program. See “2020 Annual Incentive Programs” below for a discussion of Mr. Pokluda’s 2020 annual bonus arrangement and the Senior Management Bonus Program.

(4)	All Other Compensation reported for Mr. Pokluda for 2020 represents a matching contribution by the Company to our 401(k) Plan of $2,781; group term life and long-term disability insurance premiums of $2,618; and personal use of an automobile of $15,228. All Other Compensation reported for Mr. Davis for 2020 represents a matching contribution by the Company to our 401(k) Plan of $892; group term life and long-term disability insurance premiums of $2,618; and automobile allowance of $9,000. All Other Compensation reported for Mr. Zurovchak for 2020 represents a matching contribution by the Company to our 401(k) Plan of $813; and group term life and long-term disability insurance premiums of $1,625. All Other Compensation reported for Mr. Micklas for 2020 represents a matching contribution by the Company to our 401(k) Plan of $1,390; group term life and long-term disability insurance premiums of $1,345; and automobile allowance of $5,019.

Employment Agreements

James L. Pokluda III

On March 24, 2017, the Company and Mr. Pokluda entered into a second amended and restated employment agreement that (i) extended the term through December 31, 2018 (with automatic one-year extensions thereafter), (ii) increased his base salary to $500,000 (subject to future increases but not decreases) and annual incentive opportunity to a target of 80% of salary and (iii) provided for immediate vesting of any unvested restricted stock awards and performance stock unit awards granted as of January 31, 2017 in the event of a termination by the Company without cause, termination by Mr. Pokluda for good reason, or termination due to death or disability. The other material terms of Mr. Pokluda’s employment agreement remained unchanged.

In setting Mr. Pokluda’s annual incentive opportunity for 2020 in March 2020, the Compensation Committee modified the percentage of Mr. Pokluda’s base salary that would be payable upon achievement of the threshold and maximum benchmarks for the performance measures. On March 11, 2020, the Company and Mr. Pokluda entered into a first amendment to the second amended and restated employment agreement that conformed the language of the employment agreement to the incentive compensation program agreed to by the Compensation Committee and Mr. Pokluda for 2020.

Mr. Pokluda will be entitled to receive as severance the payments described under “Potential Payments upon Termination of Employment or Change in Control of the Company” below. The agreement limits Mr. Pokluda’s ability to compete with the Company for a period of one year following the termination of his employment for any reason or two years if he is receiving severance benefits due to a qualifying termination prior to a change in control.

Eric W. Davis

Mr. Davis was promoted to interim Chief Financial Officer effective July 11, 2020 and appointed as the permanent Chief Financial Officer on November 3, 2020. Pursuant to his Promotion and Severance Agreement dated as of November 5, 2020, Mr. Davis is entitled to receive an annual base salary of $265,000 and a maximum annual cash bonus opportunity of 50% of base salary, subject to the attainment of certain performance goals, and to participate in the Company’s Stock Plan and vacation and benefit plans on the same terms as other members of senior management.

Mr. Davis will be entitled to receive as severance the payments described under “Potential Payments upon Termination of Employment or Change in Control of the Company” below.

Christopher M. Micklas

Mr. Micklas joined the Company as Chief Financial Officer on April 16, 2018. Pursuant to his offer letter from the Company, Mr. Micklas was entitled to receive an annual base salary of $300,000 and a maximum annual cash bonus opportunity for 2019 of 60% of base salary, subject to the attainment of certain performance goals, and to participate in the Company’s Stock Plan and vacation and benefit plans on the same terms as other members of senior management. The Compensation Committee increased Mr. Micklas’ base salary to $315,000 for 2019 and $346,500 for 2020 and increased his maximum cash bonus opportunity to 70% of base salary. Mr. Micklas resigned from the Company effective July 10, 2020.

2020 Annual Incentive Programs

Under Mr. Pokluda’s employment agreement, Mr. Pokluda has a target bonus of 80% of his base salary and can earn an annual bonus of up to 140% of his base salary based on achievement of one or more performance targets for the fiscal year that are agreed to by the Board of Directors (or Compensation Committee) and Mr. Pokluda and consistent with the Company’s annual business plan. For 2020, the Compensation Committee selected two performance measures: net income and debt reduction, each weighted 50%. There was a single target for each measure; if the target was achieved, the full bonus was earned, and if the target was not, no bonus was earned.

For 2020, Mr. Davis and Mr. Zurovchak each had a target bonus of 50% of his base salary based on achievement of benchmarks with respect to the same two performance measures of net income and debt reduction established for purposes of Mr. Pokluda’s annual incentive compensation.

All bonuses are paid the year following the year for which performance is being measured, after receipt of (and subject to) the audit of the financial statements for the relevant year.

The annual cash bonus opportunities for 2020 for Mr. Pokluda, Mr. Davis, and Mr. Zurovchak were as follows:

Named Executive Officer	Target
% of Base Salary
James L. Pokluda III	80
Eric W. Davis	50
Jerry M. Zurovchak	50

Our actual performance in 2020 compared to the target and maximum levels was:

Performance Goal ($ in millions)	Target	Actual	Weighted
Net income	>$0	$(12.6)	50%
Revolver debt	<$40.0	$22.6	50%

Based on the above performance the target amounts and actual bonus amounts earned for Mr. Pokluda, Mr. Davis and Mr. Zurovchak are shown in the table below:

Named Executive Officer	Target Bonus	Actual Bonus
James L. Pokluda III	$453,200	$134,245
Eric W. Davis	$132,500	$45,136
Jerry M. Zurovchak	$125,000	$42,581

Mr. Micklas received no bonus for 2020, since he resigned from the Company before year end.

401(k) Plan

The Company sponsors the Houston Wire & Cable Company Employee Savings Plan, which is a tax-qualified retirement plan that covers most employees, including the named executive officers. A participant can elect to defer a percentage of his or her compensation, up to a maximum in 2020 of $19,500, or $26,000 if age 50 or over, and the Company will make a matching contribution equal to 100% of the first 1% of the participant’s deferral contributions. Participants vest in the matching contribution accounts at a rate equal to 20% for each year of service, subject to full vesting upon age 65, death or disability.

2020 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for Mr. Pokluda, Mr. Davis, and Mr. Zurovchak with respect to unexercised options to purchase common stock that remained outstanding and shares of restricted stock, restricted stock units and performance stock units that remained unvested at December 31, 2020. The Company’s executive officers currently do not have any other outstanding stock awards.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)

James L. Pokluda III	72,910	0	14.11	12/20/2021	68,212	(2)	190,311	302,910(3)	845,119
		0

Eric W. Davis	5,000	0	14.11	12/20/2021	63,193	(4)	176,308	0	0

Jerry M. Zurovchak	0	0	--	--	2,604	(5)	7,265	0	0

(1)	The market value of the stock awards was determined using the closing price of the Company’s common stock on December 31, 2020 ($2.79 per share).

(2)	These shares vest in installments of 16,129 shares on December 4, 2021, 26,042 shares on December 3, 2021 and 26,041 shares on December 3, 2022.

(3)	Of these awards, 52,910 units vest on December 31, 2021, as adjusted based on the level of attainment of the performance goals, and 250,000 shares vest upon a Change in Control of the Company.

(4)	Of these awards, (i) 1,026 units vest on December 11, 2021 and 1,025 units vest on December 11, 2022, (ii) 18,334 shares vest on November 3, 2021, 18,333 shares vest on November 3, 2022 and 18,333 shares vest on November 3, 2023, (iii) 1,076 shares vest on December 4, 2021, 1,075 shares vest on December 4, 2022 and 1,075 shares vest on December 4, 2023, (iv) 833 shares vest on December 12, 2021, and (v) 695 shares vest on December 3, 2022, 694 shares vest on December 3, 2023 and 694 shares vest on December 3, 2024.

(5)	These shares vest in installments of 868 shares on each of December 3, 2022, December 3, 2023 and December 3, 2024.

Potential Payments upon Termination of Employment or Change in Control of the Company

The Company provides certain benefits upon his termination of employment from the Company. These benefits are in addition to the benefits to which the executive officers would be entitled upon a termination of employment generally (i.e., vested retirement benefits accrued as of the date of termination, stock-based awards that are vested as of the date of termination and the right to elect continued health coverage pursuant to COBRA). The incremental benefits for Mr. Pokluda and Mr. Davis are described below. Mr. Zurovchak is not entitled to receive any additional severance benefits.

Employment Agreement with Mr. Pokluda

The Company’s employment agreement with Mr. Pokluda provides the following severance benefits:

Termination Prior to a Change in Control. If prior to a Change in Control (as defined in Mr. Pokluda’s employment agreement) Mr. Pokluda’s employment is terminated by the Company without Cause, Mr. Pokluda terminates his employment for Good Reason, or his employment terminates due to Disability, he is entitled to (i) continued payment of then current base salary for 24 months, (ii) two payments, each equal to the amount of his incentive bonus for the most recently completed fiscal year, paid when incentive bonuses are paid to other executives for the year in which the termination occurs and the following year, and (iii) continued participation in the Company’s health plan for 36 months (provided that COBRA is elected) with the premiums for the first 18 months at active employee rates. Outstanding equity awards will vest pursuant to the terms of the 2017 Stock Plan.

Termination Following a Change in Control. If within two years following a Change in Control (as defined in the 2017 Stock Plan) Mr. Pokluda’s employment is terminated by the Company without Cause (other than for Disability) or Mr. Pokluda terminates his employment for Good Reason, he is entitled to the same benefits as in the case of termination prior to a Change in Control, except that the 24 months of base salary and two years of incentive bonuses are payable in a lump sum within ten days after termination. If any excise tax under Section 280G of the Code would be triggered by the benefits paid to Mr. Pokluda, and the net after-tax value of the benefits is less than the net after-tax value of the benefits reduced so that no excise tax is payable, then the benefits will be reduced accordingly.

Termination Due to Death. If Mr. Pokluda’s employment is terminated due to his death, his estate will be entitled to a pro rata portion of the bonus payable for the year of termination had he remained employed through the end of the year, and his surviving spouse and dependents can elect continued participation in the Company’s health plan for 36 months (provided that COBRA is elected) with the premiums for the first 18 months at active employee rates.

In each case, benefits are conditioned on the execution of a release of claims, and Mr. Pokluda is subject to a two-year non-compete restriction.

The terms “Cause,” “Disability” and “for Good Reason” are defined as follows:

“Cause” means (i) a material neglect by Mr. Pokluda of his assigned duties, which includes any failure to follow the written direction of the board or to comply with the Company’s code of ethics or written policies, or repeated refusal by Mr. Pokluda to perform his assigned duties, in each case other than by reason of disability, which continues for 30 days following receipt of written notice from the board; (ii) the commission by Mr. Pokluda of any act of fraud or embezzlement against Company or any of its affiliates or the commission of any felony or act involving dishonesty; (iii) the commission by Mr. Pokluda of any act of moral turpitude which actually causes financial harm to the Company or any of its affiliates; (iv) a material breach by Mr. Pokluda of the confidentiality provisions of the employment agreement or any other confidentiality or non-disclosure agreement of Mr. Pokluda with the Company; or (v) Mr. Pokluda’s commencement of employment with another company while he is an employee of the Company without the prior consent of the board.

“Disability” means, in the sole judgment of the board, Mr. Pokluda’s inability to engage in any substantial gainful activity by reason of any medically-determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

“Good Reason” means voluntary termination of the employment agreement by Mr. Pokluda if, without the prior consent of Mr. Pokluda: (a) the Company shall relocate its principal executive offices to a location outside the Houston, Texas metropolitan area; (b) there is a material reduction by the Company in Mr. Pokluda’s responsibilities, duties, authority, title or reporting relationship; or (c) the Company materially reduces Mr. Pokluda’s base salary or takes action that adversely affects Mr. Pokluda’s participation in, or materially reduces Mr. Pokluda’s benefit under, any benefit plan of the Company in which Mr. Pokluda is participating; provided, however, that termination for Good Reason by Mr. Pokluda shall not be permitted unless (x) Mr. Pokluda has given the Company at least 30 days’ prior written notice that he has a basis for a termination for Good Reason, which notice shall specify the facts and circumstances constituting Good Reason, and (y) the Company has not remedied such facts and circumstances constituting Good Reason within such 30-day period.

Promotion and Severance Agreement with Mr. Davis

The Company’s Promotion and Severance Agreement with Mr. Davis provides the following severance benefits:

Termination Following a Change in Control. If within two years following a Change in Control (as defined in the 2017 Stock Plan) Mr. Davis’ employment is terminated by the Company for other than cause or Mr. Davis terminates his employment for good reason, he is entitled to one year of his base salary then in effect and one times the amount of the annual bonus paid to Mr. Davis for the most recently completed fiscal year.

Stock Plans

The 2006 Stock Plan, as amended, provides that with respect to grants made after February 2014, the Compensation Committee has the discretion to determine how awards are to be treated upon a Change in Control, provided that if the awards are assumed by the acquiring entity, the vesting provisions continue and the Compensation Committee has the discretion to accelerate vesting only if there is a subsequent termination of employment. Mr. Pokluda’s January 30, 2017 performance stock units and restricted stock award agreements provide that if the awards are not assumed by the acquiring entity they will fully vest on a Change in Control. The 2017 Stock Plan contains the same Change in Control language as the amended 2006 Stock Plan. The award agreements issued under the 2017 Stock Plan prior to December 2019 provide that if the awards are not assumed by the acquiring entity they will fully vest on a Change in Control, and award agreements issued in December 2019 provide that awards will fully vest upon a Change in Control. All award agreements issued under the 2017 Stock Plan also provide that upon termination of employment due to death or disability, a pro rata portion of restricted stock units, and the target number of performance stock units, will vest.

The table set forth below quantifies the additional benefits described above that would be paid to Mr. Pokluda and Mr. Davis pursuant to the arrangements described above, assuming a qualifying termination of employment and/or Change in Control occurred on December 31, 2020.

Name	Salary ($)	Bonus ($)	Accelerated Vesting of Options (1) ($)	Accelerated Vesting of Restricted Stock/Units (2) ($)		Continued Health Coverage ($)
James L. Pokluda III
Prior to change in control	1,133,000	268,490	--	1,035,430	(3)	18,248
On or after change in control	1,133,000	268,490	--	1,035,430	(4)	18,248
Eric W. Davis
Prior to a change in control	--	--	--	176,308	(3)	--
On or after a change in control	265,000	45,136	--	176,308	(4)	--

(1)	As of December 31, 2020, no named executive officer has any unvested stock options.

(2)	Based on the closing price of the Company’s stock at December 31, 2020.

(3)	Reflects accelerated vesting of all outstanding performance stock units and a prorata portion of the restricted stock awards, if termination is due to death or Disability.

(4)	Reflects accelerated vesting of all outstanding performance stock unit and restricted stock unit awards. Assumes awards issued prior to December 2019 would not be assumed by the acquiring entity.

(5)	Assumes awards issued prior to December 2020 would not be assumed by the acquiring entity.

Director Compensation

Each non-employee member of the Board of Directors currently receives an annual cash retainer of $120,000, paid quarterly. The Chairman of the Board receives an additional fee of $50,000 per year, and the Chairpersons of the Audit, Compensation, Nominating and Corporate Governance, and Digital & Technology Committees receive additional annual fees of $12,000, $9,000, $6,000 and $9,000, respectively, also paid quarterly. In light of the business challenges resulting from the COVID-19 pandemic, the board agreed that all cash retainers paid with respect to the period from May 2020 through March 2021 would be reduced by 20%. There are no additional fees for meeting attendance. Mr. Pokluda does not receive any additional compensation for his service as a director. When Mr. Sheffield served as both Chairman of the Board and Chairperson of the Nominating and Corporate Governance Committee, he waived the chairperson’s fee for that committee. In connection with his appointment as Executive Chairman of the Board, Mr. Yetman received a one-time grant of 10,000 restricted stock units under the 2017 Stock Plan.

The Company has adopted the Nonemployee Directors’ Deferred Compensation Plan. This plan permits a nonemployee director of the Company to make an advance election to defer receipt of all or a portion of the board fees (including annual retainers for board service and additional retainers for service as Chairman of the Board or as a chair of a board committee) that are otherwise payable to the director for services performed during a calendar year. The deferred board fees are converted into stock units, based on the price of the Company’s common stock on the date the fees would otherwise be paid to the director, and credited to a stock unit account, which is credited with dividend equivalents to the extent applicable. The stock unit account is distributed in shares of common stock on the date previously elected by the director (or, if no date is elected, on the January 31 following the date the director’s board service ends), or upon a change in control of the Company, if earlier.

Prior to the 2020 annual meeting, the annual cash retainer for service as a director was $60,000 and, following election or reelection to the board, each non-employee director received in addition a grant of restricted stock units having a fair market value of $60,000, based on the price of the Company’s common stock on the date of grant. The restricted stock units vest on the date of the Company’s annual meeting of stockholders the following year and are settled in shares of common stock when the director’s service on the board terminates for any reason. Any dividends declared on the common stock during the term of the restricted stock units will be accrued and paid to the director when the restricted stock units are settled. In order to limit the dilutive impact of stock awards, effective as of the 2020 annual meeting, the board determined to pay all board compensation in cash.

We reimburse members of our Board of Directors for any out-of-pocket expenses they incur in connection with services provided as directors. The Nominating and Corporate Governance Committee has adopted a policy encouraging each director to devote at least one day each year to director education, and we pay for the cost of attending continuing education programs, up to $5,000 per director per year. Perquisites paid or provided to individual directors in 2020 were significantly less than the SEC’s minimum threshold for disclosure ($10,000).

The following table sets forth all compensation paid to each of our non-employee directors in 2020.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Total ($)
Roy W. Haley	89,250	0	89,250
Margaret S. Laird	92,400	0	92,400
David Nierenberg(2)	77,400	0	77,400
Robert L. Reymond(3)	15,000	0	15,000
Sandford W. Rothe	97,200	0	97,200
William H. Sheffield(4)	109,400	0	109,400
G. Gary Yetman(5)	115,450	0	115,450

(1)       Includes amounts deferred under the Nonemployee Directors’ Deferred Compensation Plan.

(2)       Mr. Nierenberg became a director on March 16, 2020.

(3)       Mr. Reymond retired from the board on May 5, 2020.

(4)       Mr. Sheffield served as Chairman of the Board until June 8, 2020.

(5)	Mr. Yetman has served as Executive Chairman of the Board since June 8, 2020. In connection with his appointment as Executive Chairman, Mr. Yetman received a one-time grant of 10,000 restricted stock units.

The following table sets forth the aggregate number of restricted stock units granted under the Company’s stock plans for each of our non-employee directors outstanding as of December 31, 2020. No non-employee director holds any stock options. For information regarding Mr. Pokluda’s outstanding equity awards, see the 2020 Outstanding Equity Awards at Fiscal Year End table on page 8.

Name	Restricted Stock Units
Roy W. Haley	25,316
Margaret S. Laird	9,820
David Nierenberg	--
Sandford W. Rothe	14,770
William H. Sheffield	54,557
G. Gary Yetman	51,428

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock for each stockholder who is known by us to own beneficially more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Nierenberg Investment Management Company, Inc. (1)
19605 NE 8th St.
Camas, WA 98607	2,043,358	12.10%

FMR LLC (2)
245 Summer Street
Boston, MA 02210	1,598,621	9.47%

Royce & Associates, LP (3)
745 Fifth Avenue
New York, NY 10151	1,208,781	7.16%

Dimensional Fund Advisors LP (4)
Building One 6300 Bee Cave Road
Austin, TX 78746	926,291	5.49%

(1)	As reported in an amendment to Statement on Schedule 13D filed with the SEC on behalf of The D3 Family Fund, L.P., The D3 Family Bulldog Fund, L.P., Haredale Ltd., Nierenberg Investment Management Company, Inc. and David Nierenberg, on March 26, 2021. Each of Nierenberg Investment Management Company, Inc. and its president, David Nierenberg, is deemed to be the beneficial owner of these shares on behalf of various investment companies registered under the Investment Company Act of 1940. One of those investment companies, The D3 Family Bulldog Fund, L.P., beneficially owned 1,314,254 shares, or 7.78% of our common stock. Each of Nierenberg Investment Management Company, Inc. and Mr. Nierenberg had shared voting and shared dispositive power with respect to all 2,043,358 shares reported as beneficially owned.

(2)	As reported in an amendment to Statement on Schedule 13G filed with the SEC on behalf of FMR LLC and Abigail P. Johnson, its chairman, on February 8, 2021. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC, is deemed to be the beneficial owner of these shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. One of those investment companies, Fidelity Series Intrinsic Opportunities Fund, beneficially owned 1,348,500 shares, or 7.99%, of our common stock. Fidelity Management & Research Company had sole voting power with respect to 30,449 shares, shared voting power with respect to no shares and sole dispositive power with respect to all 1,598,621 shares reported as beneficially owned.

(3)	As reported in an amendment to Statement on Schedule 13G filed with the SEC on behalf of Royce & Associates, LP on January 27, 2021. Royce & Associates, LP is deemed to be the beneficial owner of these shares as a result of its acting as investment adviser to various accounts. One of those investment companies, Royce Value Trust, Inc., beneficially owned 877,363 shares, or 5.20% of our common stock. Royce & Associates, LP had sole voting and sole dispositive power for all 1,208,781 shares reported as beneficially owned.

(4)	As reported in an amendment to Statement on Schedule 13G filed with the SEC on behalf of Dimensional Fund Advisors LP on February 12, 2021. Dimensional Fund Advisors LP is deemed to be the beneficial owner of these shares as a result of its acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Dimensional Fund Advisors LP has sole voting power with respect to 880,661 shares, shared voting power with respect to no shares and sole dispositive power with respect to all 926,291 shares reported as beneficially owned.

The following table sets forth the beneficial ownership of shares of our common stock for (i) each of our directors and nominees, (ii) each of our executive officers named in the Summary Compensation Table on page 5 and (iii) all of our directors and executive officers as a group. Except as noted below, the nature of beneficial ownership for shares shown in this table is sole voting and sole dispositive power. The information below is as of April 16, 2021, unless otherwise indicated.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares Owned		Shares Under Options/Restricted Stock Units Exercisable/Vesting Within 60 Days (1)	Total Number of Shares	Percent of Class
Eric W. Davis	77,652	(2)	5,000	82,652	*
Roy W. Haley	349,930	(3)	25,316	375,246	2.56%
Margaret S. Laird	500	(4)	9,820	10,320	*
David Nierenberg	2,043,358	(5)	0	2,043,358	12.10%
James L. Pokluda III	674,047	(6)	72,910	746,957	4.41%
Sandford W. Rothe	24,000	(7)	14,770	38,770	*
William H. Sheffield	30,000	(8)	54,557	84,557	*
G. Gary Yetman	29,718		51,428	81,146	*
Jerry M. Zurovchak	2,604	(9)	0	2,604	*
All directors and executive officers as a group (9 persons)	3,231,809		233,801	3,465,610	20.25%

*	Less than 1%

(1)	Excludes share units under the Nonemployee Directors’ Deferred Compensation Plan as follows: Mr. Haley – 57,048 shares; and Mr. Sheffield – 11,507 shares.

(2)	Includes 61,142 unvested restricted shares.

(3)	Owned by Mr. Haley’s individual retirement accounts.

(4)	Ms. Laird has shared voting power and shared dispositive power with her spouse.

(5)	Mr. Nierenberg has shared voting power and shared dispositive power with Nierenberg Investment Management Company, Inc. See table on page 12.

(6)	Includes 318,212 unvested restricted shares.

(7)	Owned by Mr. Rothe’s individual retirement account.

(8)	Mr. Sheffield has shared voting power and shared dispositive power with respect to 7,000 of these shares.

(9)	Includes 2,604 unvested restricted shares.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	264,456	$14.11	1,631,123
Equity compensation plans not approved by security holders(2)	68,555	3.31	--
Total	333,011	$17.42	1,631,123

(1)	Amounts shown in this row relate solely to stock options, restricted stock units and performance stock units granted under the 2006 Stock Plan and the 2017 Stock Plan. This row excludes shares of restricted stock granted under the 2006 Stock Plan and the 2017 Stock Plan, which were granted at no cost to the recipients.

(2)	Amounts in this row relate solely to stock units issued under the Nonemployee Directors’ Deferred Compensation Plan.

(3)	Weighted-average exercise price of outstanding stock options. The performance stock units and restricted stock units have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that each person who served as a director in 2020, and each director nominee for 2021, except Mr. Pokluda, is “independent” under Nasdaq Listing Rule 5605(a)(2). Under Rule 5605(a)(2), a director is considered independent as long as he or she does not have a relationship with the Company or management which would interfere with the exercise of independent judgment in carrying out the director’s responsibilities. The Nasdaq Listing Rules also enumerate certain relationships which preclude a finding of independence and generally provide that an individual cannot be considered independent if, among other things, he or she is a current officer or other employee of the issuer or directly or indirectly receives certain significant payments from the issuer other than in his or her capacity as a director or board committee member.

Related Person Transaction Policy

The purpose of the Related Person Transaction Policy, as adopted by the Board of Directors, is to provide for the identification, review and consideration of transactions between the Company and any related person. “Related person” means anyone who is, or within the past year was, a director, nominee for director or executive officer of the Company or greater than five percent beneficial owner of the Company's voting securities or any member of their immediate families.

Under the policy, any related person transaction must be reviewed, considered, and approved or ratified by the Audit Committee of the Board of Directors directly or through the Chairman of the Audit Committee. The Policy applies to all related person transactions, even if the amount involved does not exceed the $120,000 threshold required for disclosure under the SEC rules. Review of a proposed related person transaction takes into consideration the purpose of, and the potential benefits to the Company from, the related person transaction, and the impact of the related person transaction on a director's independence in the event that the related person is a director or an immediate family member of a director. No member of the Audit Committee may participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

The policy provides that the Company may undertake certain pre-approved related person transactions (e.g., transactions in which the related person's interest derives solely from his or her service as a director of another corporation or entity that is a party to the transaction) without further specific review, consideration and approval. The Company engaged in no related person transactions in 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of BKD LLP, our independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. As part of its responsibility, the committee established a policy requiring the pre-approval of all audit and permissible non-audit services performed by the registered public accounting firm. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.

Prior to the engagement of the registered public accounting firm for an upcoming audit/non-audit service period, defined as a twelve-month timeframe, BKD LLP submits a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services to the Audit Committee for approval:

●	Audit Services consist of services rendered by an external auditor for the audit of our annual consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards) and internal controls and reviews of financial statements included in Forms 10-Q, and includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

●	Audit-Related Services consist of assurance and related services by an external auditor that are reasonably related to audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, and accounting consultations.

●	Tax Services consist of services not included in Audit Services above, rendered by an external auditor for tax compliance.

●	Other Non-Audit Services are any other permissible work that is not an Audit, Audit-Related or Tax Service.

Circumstances may arise during the twelve-month period when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The table below summarizes the fees billed by our independent registered public accounting firms, BKD, LLP, with respect to the fiscal year ended December 31, 2020, and Ernst & Young LLP, with respect to the fiscal year ended December 31, 2019, for the audit of our annual financial statements for such fiscal years and fees billed for other services rendered by each such firm during those periods.

Year	Audit Fees (1)	Audit-Related Fees	Tax Fees (2)	All Other Fees	Total
2020	$415,034	$80,000	$62,400	$—	$557,434
2019	$535,000	$50,000	$71,575	$—	$656,575

(1)	Audit fees include fees for professional services rendered for the audit of our annual consolidated financial statements (including, for the year ended December 31, 2019, services related to the audit of internal control over financial reporting under the Sarbanes-Oxley Act of 2002) and the reviews of the interim financial statements included in our Forms 10-Q.

(2)	Tax fees represent professional services related to tax compliance.

For the fiscal year ended December 31, 2020, none of the Audit-Related Fees, Tax Fees or Other Fees were approved in accordance with the exceptions to the pre-approval requirements set forth in 16 CFR 210.2-01(c)(7)(i)(C).

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.12*	Houston Wire & Cable Company 2017 Stock Plan, as amended (incorporated herein by reference to Exhibit A to Houston Wire & Cable Company’s definitive proxy statement for the annual meeting of stockholders held May 5, 2020)

10.13*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.14*	Form of Restricted Stock Unit Award Agreement for Key Employees (incorporated herein by reference to Exhibit 10.3 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)

10.15*	Form of Stock Appreciation Agreement (incorporated herein by reference to Exhibit 10.4 to Houston Wire & Cable Company’s Current Report on Form 8-K filed August 8, 2017)
10.16*	Form of Stock Award Agreement for Key Employees (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed May 14, 2018)

10.18*	Letter Agreement dated April 5, 2018 between Houston Wire & Cable Company and Christopher M. Micklas (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed April 13, 2018)

10.19*	Houston Wire & Cable Company Nonemployee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed December 14, 2017)

10.20	Letter Agreement dated as of November 5, 2020 between Houston Wire & Cable Company and Eric W. Davis (incorporated by reference to Exhibit 10.1 to Houston Wire & Cable Company’s Current Report on Form 8-K filed November 6, 2020)

21.1	Subsidiaries of Houston Wire & Cable Company (incorporated herein by reference to Exhibit 21.1 to Houston Wire & Cable Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

23.1	Consent of BKD LLP**

23.2	Consent of Ernst & Young, LLP**

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*            Management contract or compensatory plan or arrangement

**          Previously filed with the Original 10-K Filing

***       Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSTON WIRE & CABLE COMPANY (Registrant)

Date: April 28, 2021	By:	/s/ ERIC W. DAVIS
Eric W. Davis Chief Financial Officer, Treasurer and Secretary