Form 10-Q
period 2021-03-31
Houston Wire & Cable CO
filed 2021-05-17
CIK 1356949

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

At May 1, 2021 there were 16,882,557 outstanding shares of the registrant’s common stock, $0.001 par value per share.

 HOUSTON WIRE & CABLE COMPANY

 Form 10-Q

 For the Quarter Ended March 31, 2021

HOUSTON WIRE & CABLE COMPANY

 Consolidated Balance Sheets

 (In thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$1,760	$—
Accounts receivable, net
Trade	42,878	38,057
Other	3,137	3,222
Inventories, net	65,187	68,470
Prepaids and other current assets	2,898	2,086
Assets held for sale	—	6,398
Total current assets	115,860	118,233

Property and equipment, net	7,135	7,458
Intangible assets, net	7,048	7,390
Goodwill	9,849	9,849
Deferred income taxes	3,374	3,396
Operating lease right-of-use assets, net	10,218	10,879
Other assets	494	507
Total assets	$153,978	$157,712

Liabilities and stockholders’ equity
Current liabilities:
Book overdraft	$—	$1,662
Trade accounts payable	10,899	5,809
Accrued and other current liabilities	13,832	13,547
Income taxes	1,310	1,232
Operating lease liabilities	2,748	2,699
Liabilities held for sale	—	1,398
Total current liabilities	28,789	26,347

Revolver debt	17,000	22,580
Paycheck Protection Program Loan	6,185	6,185
Operating lease long term liabilities	8,025	8,736
Other long-term obligations	1,798	1,970
Total liabilities	61,797	65,818

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized: 20,988,952 shares issued: 16,882,557 and 16,870,326 shares outstanding at March 31, 2021 and December 31, 2020, respectively	21	21
Additional paid-in capital	48,753	48,795
Retained earnings	96,239	96,080
Treasury stock, at cost	(52,832)	(53,002)
Total stockholders’ equity	92,181	91,894

Total liabilities and stockholders’ equity	$153,978	$157,712

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

Consolidated Statements of Operations

 (Unaudited)

 (In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020

Sales	$67,030	$83,533
Cost of sales	50,580	63,941
Gross profit	16,450	19,592

Operating expenses:
Salaries and commissions	7,417	9,474
Other operating expenses	6,735	7,565
Depreciation and amortization	868	767
Impairment charge	—	200
Loss on divestiture	1,013
Total operating expenses	16,033	18,006

Operating income	417	1,586
Interest expense	152	813
Income before income taxes	265	773
Income tax expense	106	228
Net income	$159	$545

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average common shares outstanding:
Basic	16,656,559	16,387,460
Diluted	16,736,020	16,436,293

The accompanying Notes are an integral part of these Consolidated Financial Statements.

HOUSTON WIRE & CABLE COMPANY

 Consolidated Statements of Stockholders' Equity

 (Unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2020	20,988,952	$21	$48,795	$96,080	(4,118,626)	$(53,002)	$91,894

Net income	—	—	—	159	—	—	159
Repurchase of treasury shares					(1,295)	(5)	(5)
Amortization of unearned stock compensation	—	—	133	—	—	—	133
Impact of released restricted stock units	—	—	(175)	—	13,526	175	—
Balance at March 31, 2021	20,988,952	$21	$48,753	$96,239	(4,106,395)	$(52,832)	$92,181

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands, except share data)
Balance at December 31, 2019	20,988,952	$21	$52,304	$108,626	(4,432,002)	$(57,323)	$103,628

Net income	—	—	—	545	—	—	545
Amortization of unearned stock compensation	—	—	328	—	—	—	328
Impact of released restricted stock units	—	—	(356)	—	27,510	356	—
Balance at March 31, 2020	20,988,952	$21	$52,276	$109,171	(4,404,492)	$(56,967)	$104,501

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTON WIRE & CABLE COMPANY

 Consolidated Statements of Cash Flows

 (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2021	2020

Operating activities
Net income	$159	$545
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charge	—	200
Depreciation and amortization	868	767
Amortization of unearned stock compensation	133	328
Non-cash lease expense	801	904
Provision for refund liability	(6)	18
Provision for inventory obsolescence	266	173
Loss on divestiture	1,013	—
Deferred income taxes	22	(104)
Other non-cash items	74	62
Changes in operating assets and liabilities:
Accounts receivable	(3,851)	(253)
Inventories	2,890	4,513
Prepaids	(823)	(1,238)
Other assets	(2)	(77)
Lease payments	(834)	(907)
Book overdraft	(1,662)
Trade accounts payable	4,917	793
Accrued and other current liabilities	447	(8,281)
Income taxes	78	336
Other operating activities	(173)	257
Net cash provided by (used) in operating activities	4,317	(1,964)

Investing activities
Purchase of property and equipment	(188)	(857)
Cash received from divestiture	3,434	—
Net cash provided by (used in) investing activities	3,246	(857)

Financing activities
Borrowings on revolver	62,387	85,653
Payments on revolver	(67,967)	(83,233)
Release of treasury stock/stock surrendered on vested awards	(5)	—
Lease payments	(218)	(159)
Net cash (used in) provided by financing activities	(5,803)	2,261

Net change in cash	1,760	(560)
Cash at beginning of period	—	4,096

Cash at end of period	$1,760	$3,536
Supplemental disclosures of non-cash activities
Purchase of assets under finance leases	$22	$526

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  HOUSTON WIRE & CABLE COMPANY

 Notes to Consolidated Financial Statements

 (Unaudited)

1.	Basis of Presentation and Principles of Consolidation

Houston Wire & Cable Company (the “Company”), through its wholly owned subsidiaries, provides industrial products including electrical wire and cable and fasteners to the U.S. market through fifteen locations in twelve states throughout the United States. The Company has no other business activity.

The consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared following accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, filed with the SEC.

Risks and Uncertainties

The Company is subject to additional risks and uncertainties due to the COVID-19 pandemic. While we have seen an improvement in market conditions in the first quarter 2021, governmental and other actions taken in response to the pandemic could have an adverse effect on the demand for the Company’s products and on its results of operations. There is still a risk to capital markets from of the pandemic. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is still possible that the impact could cause an extended local and/or global economic recession. Such economic disruption could have a material adverse effect on our business if companies in many industries curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support specific industries and their economies as a whole. While the overall effectiveness of these actions appears to be working currently in our markets, it remains uncertain if this will continue.

The long-term severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic worldwide and the extent and severity of the impact on the Company’s customers and vendors, all of which are uncertain and cannot be predicted. The Company’s future results of operations could be materially adversely affected by delays in payments of outstanding receivables, supply chain disruptions, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these financial statements, the worst of the effects of the COVID-19 pandemic on the Company’s financial condition, liquidity, and results of operations appear to be behind it; however, things could still change as the pandemic is not over.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is part of the Simplification Initiative and simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC Topic 740 “Income Taxes.” In addition, the amendment improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This update is effective for the Company beginning in the first quarter of 2021. The Company has evaluated the new guidance and the adoption did not have a material impact on its financial statements.

Recent Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries. This ASU permits organizations to record expected recoveries on assets purchased with credit deterioration. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The effective date and transition methodology are the same as in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB deferred the effective date of this ASU for smaller reporting companies (“SRC”) to fiscal years beginning after December 15, 2022. As of March 31, 2021, the Company qualifies as a SRC and will adopt this ASU in the first quarter of 2023.

2.	Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of options and unvested restricted stock awards and units.

The following reconciles the denominator used in the calculation of diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Denominator:
Weighted average common shares outstanding for basic earnings per share	16,656,559	16,387,460
Effect of dilutive securities	79,461	48,833
Weighted average common shares outstanding for diluted earnings per share	16,736,020	16,436,293

Stock awards to purchase 147,036 shares and 553,547 shares of common stock were not included in the diluted net income per share calculation for the three months ended March 31, 2021 and 2020, respectively, as their inclusion would have been anti-dilutive.

3.	Debt

The Company, as guarantor, HWC Wire & Cable Company and Vertex, as borrowers, and Bank of America, N.A., as agent and lender, are parties to the Fourth Amended and Restated Loan and Security Agreement (such agreement, as so amended, the “Loan Agreement”) that provides a $115 million revolving credit facility and expires on March 12, 2024. Under certain circumstances the Company may request an increase in the commitment by an additional $50 million.

Portions of the loan may be converted to LIBOR loans in minimum amounts of $1.0 million and integral multiples of $0.1 million. LIBOR loans bear interest at the British Bankers Association LIBOR Rate plus 100 to 150 basis points based on availability, and loans not converted to LIBOR loans bear interest at a fluctuating rate equal to the greatest of the agent's prime rate, the federal funds rate plus 50 basis points, or 30-day LIBOR plus 150 basis points. The unused commitment fee is 25 basis points.

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

The Loan Agreement includes, among other things, covenants that require the Company to maintain a specified minimum fixed charge coverage ratio, unless certain availability levels exist. Additionally, the Loan Agreement allows for the unlimited payment of dividends and repurchases of stock, subject to the absence of events of default and maintenance of a fixed charge coverage ratio and minimum level of availability. The Loan Agreement contains certain provisions that may cause the debt to be classified as a current liability, in accordance with GAAP, if availability falls below certain thresholds, even though the ultimate maturity date under the Loan Agreement remains March 12, 2024. At March 31, 2021, the Company was in compliance with the availability-based covenants governing its indebtedness.

The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The fair value is a Level 2 measurement as defined in ASC Topic 820, “Fair Value Measurement.”

On May 4, 2020, the Company received a $6.2 million Paycheck Protection Program (“PPP”) loan from Bank of America (“Lender”), funded under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to a Promissory Note issued by the Company to Lender. The Company used the funds to pay its payroll related expenses as well as rent expenses, as allowed by the terms of the loan. The Company has applied for loan forgiveness and expects to achieve 90-95% forgiveness. The forgiveness amount will be equal to the amount that the Company used for the approved expenses: a minimum of 60% on payroll related expenses and up to 40% on non-payroll expenses. Any amount of the loan that is not forgiven will be due on May 4, 2022. The interest rate on the balance of the loan will not exceed 1.0% per annum.

4.	Impairment of Goodwill and Intangible Assets

The Company tests goodwill and indefinite lived intangibles for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. There were no events or circumstances that indicated an impairment in the first quarter of 2021. During the first quarter of 2020, the Company’s market capitalization declined significantly, driven by macroeconomic and geopolitical conditions due in large part to the COVID-19 outbreak, which contributed to a decline in demand for the Company’s products, a decline in overall financial performance, partially due to the decline in oil prices, and a decline in industry and market conditions. Based on these events, the Company concluded that it was more-likely-than-not that the fair value of certain of its reporting units were less than their carrying values. Therefore, the Company performed an interim goodwill impairment test.

Goodwill impairment is evaluated at each of the Company’s reporting units, of which there were four in the first quarter of 2020. The Company determined the fair values of two reporting units with goodwill and certain of its indefinite lived intangibles exceeded their respective carrying values. Additionally, the Company determined the fair value of its Southwest Wire Rope reporting unit’s tradenames was below their carrying value, and as a result, recorded an impairment charge of $0.2 million in March 2020.

5.	Income Taxes

The effective tax rate for the three months ended March 31, 2021 was 40.0% compared to 29.5% for the same period in 2020. Compared to the U.S. statutory rate, the effective tax rate was impacted by state income taxes and nondeductible expenses. The Company calculated its provision for income taxes during the first quarter by applying the estimated annual effective tax rate for the full fiscal year to the pre-tax income, excluding discrete items.

The CARES Act was signed into law on March 27, 2020. The CARES Act contains several tax law changes for corporations, including modifications for net operating loss carrybacks, the refundability of prior-year minimum tax liability, limitations on business interest and limitations on charitable contribution deductions. These benefits did not impact the Company’s tax provision for the three months ended March 31, 2021 or 2020.

6.	Incentive Plans

Stock Option Awards

There were no stock option awards granted during the first three months of 2021 or 2020.

Restricted Stock Awards and Restricted Stock Units

There were no restricted stock awards or restricted stock units granted during the first three months of 2021 or 2020.

Total stock-based compensation cost was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, and is included in salaries and commissions for employees, and in other operating expenses for non-employee directors.

7.	Commitments and Contingencies

The Company had outstanding under the Loan Agreement letters of credit totaling $0.2 million to certain vendors as of March 31, 2021.

From time to time, the Company is involved in lawsuits that are brought against us in the normal course of business. The Company is not currently a party to any legal proceedings that it expects, either individually or in the aggregate, to have a material adverse effect on the Company’s consolidated financial position, cash flows, or results from operations.

8.	Divestitures

Divestiture of Southwest Wire Rope reporting unit

On January 13, 2021, the Company entered into an asset purchase agreement with Southern Rigging Companies, LLC. to sell the Southwest Wire Rope reporting unit, other than accounts receivable. The sale was complete on March 12, 2021 and the Company received $3.4 million in cash, subject to the final working capital adjustments. An additional $0.8 million is being held in escrow and will be released no later than one year following the close of the transaction. At March 31, 2021, the Company recorded a pre-tax loss on divestiture of $1.0 million related to the transaction in its consolidated statements of income. The loss recognized included less than $0.1 million of selling costs.

Agreement and Plan of Merger

On March 25, 2021, the Company announced that it entered into an Agreement and Plan of Merger with Omni Cable, LLC (“OmniCable”) and a subsidiary of OmniCable pursuant to which, subject to the satisfaction of customary closing conditions, the subsidiary will be merged with and into the Company, and the Company will become a wholly-owned subsidiary of OmniCable. Under the terms of the merger agreement, at the effective time of the merger, each share of the Company’s common stock will be converted into the right to receive $5.30 in cash, without interest. In addition, each of the 300,461 stock-based equity awards outstanding under the Company’s stock and deferred compensation plan will be cancelled in exchange for $5.30. No consideration will be paid for stock option, all of which have exercise prices above the merger price.

Following the filing of the preliminary proxy statement, four separate lawsuits were filed related to the proxy statement. All four lawsuits assert a cause of action against the Company and the Company’s directors under Section 14(a) of the Exchange Act and its implementing regulations and a “control person” claim against the directors under Section 20(a) of the Exchange Act based on the alleged Section 14(a) violations, and one of the lawsuits includes a claim against the directors for breach of their fiduciary duty of candor/disclosure. Certain of the lawsuits also seek judgement directing the individual defendants to disseminate a proxy statement that complies with Section 14(a) and Rule 14a-9 promulgated thereunder and declaring that defendants violated Sections 14(a) and/or 20(a) and Rule 14a-9. The Company believes the allegations in these actions are without merit.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements (unaudited) and the accompanying Notes to Consolidated Financial Statements (unaudited) and should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

Overview

We are a provider of industrial products including electrical wire and cable and industrial fasteners to the U.S. market. We sell electrical products through wholesale electrical distributors and fastener products through industrial distributors. We provide our customers with a single-source solution by offering a large selection of in-stock items, exceptional customer service and high levels of product expertise.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and assumptions, including those related to the allowance for doubtful accounts, the refund liability, the inventory obsolescence reserve, vendor rebates, the realization of deferred tax assets and the valuation of goodwill and indefinite-lived assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

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

The rapid development and uncertainty of the COVID-19 pandemic precludes any prediction as to the ultimate effect of the COVID-19 outbreak on our business. However, the outbreak has had an adverse impact on our business, including reductions in the demand for our products, especially from the oil and gas market. In response, in 2020, we applied for and received funds under the Paycheck Protection Program and have implemented several cost savings measures which included furloughing employees, reducing headcount, temporary payroll reductions, and other actions to decrease corporate and noncritical expenses. These cost savings measures, which began to have an impact in the latter part of the second quarter, resulted in additional savings for the balance of the year. We have seen an uptick in activity during the latter part of the first quarter of 2021 and hope this level of activity continues and increases.

Cautionary Statement for Purposes of the “Safe Harbor”

Forward-looking statements in this report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may relate to, but are not limited to, information or assumptions about our sales and marketing strategy, sales (including pricing), income, operating income or gross margin improvements, working capital, cash flow, interest rates, impact of changes in accounting standards, future economic performance, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim”, “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “should”, “will be”, “will continue”, “will likely result”, “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.  The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  The quarterly results are also non-comparable, as the first quarter 2020 contain Southern Wire results. There were also substantial expenses of approximately $0.7 million related to the merger included in the first quarter 2021 results. The factors listed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and in Part II, Item 1A of this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Website Disclosure

The Company uses its website, www.houwire.com, in the “Investors” section, as a channel of distribution of Company information. Financial and other important information about the Company is routinely accessible through and posted on its website. Accordingly, investors should monitor the Company’s website, in addition to following its press releases, SEC filings and public conference calls and webcasts. The contents of the Company’s website and information accessible through the Company’s website are not incorporated by reference into, and are not a part of, this document.

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of net sales for the periods presented.

	Three Months Ended
	March 31,
	2021	2020

Sales	100.0%	100.0%
Cost of sales	75.5%	76.5%
Gross profit	24.5%	23.5%

Operating expenses:
Salaries and commissions	11.1%	11.3%
Other operating expenses	10.0%	9.1%
Depreciation and amortization	1.3%	0.9%
Impairment charge	0.0%	0.3%
Loss on divestiture	1.5%	—%
Total operating expenses:	23.9%	21.6%

Operating income	0.6%	1.9%
Interest expense	0.2%	1.0%

Income before income taxes	0.4%	0.9%
Income tax expense	0.2%	0.3%

Net income	0.3%	0.7%

Note:   Due to rounding, percentages may not add up to total operating expenses, operating income, income before income taxes or net income.

Comparison of the Three Months Ended March 31, 2021 and 2020

Sales

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2021	Change
Sales	$67.0	$83.5	$(16.5)	(19.8)%

Our sales for the first quarter were down 19.8% to $67.0 million in 2021 compared to $83.5 million in 2020, primarily due to the divestiture of the Southern Wire reporting unit in December 2020 and reduced market demand, as a result of current economic conditions caused by the COVID-19 pandemic. We estimate sales for our project business, which targets end markets for Environmental Compliance, Engineering & Construction, Industrials, Utility Power Generation, and Mechanical Wire Rope, decreased 9%, while Maintenance, Repair, and Operations (MRO) sales decreased 22%, as compared to 2020.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020	Change
Gross profit	$16.5	$19.6	$(3.1)	(16.0)%
Gross margin	24.5%	23.5%

Gross profit decreased 16.0% to $16.5 million in 2021 from $19.6 million in 2020 The decrease in gross profit was primarily attributable to the reduction in sales. Gross margin (gross profit as a percentage of sales) increased to 24.5%% in 2021 from 23.5% in 2020 primarily due to the increase in copper prices.

Operating Expenses

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020	Change
Operating expenses:
Salaries and commissions	$7.4	$9.5	$(2.1)	(21.7)%
Other operating expenses	6.7	7.6	(0.8)	(11.0)%
Depreciation and amortization	0.9	0.8	0.1	13.2%
Impairment charge	0.0	0.2	0.2	(100.0)%
Loss on divestiture	1.0	0.0	1.0	100.0%
Total operating expenses	$16.0	$18.0	$(2.0)	(11.0%

Operating expenses as a percent of sales	23.9%	21.6%

Note:  Due to rounding, numbers may not add up to total operating expenses.

Salaries and commissions decreased $2.1 million in 2021 compared to 2020 due to reduced full-time headcount and reduced temporary labor, both as a result of the COVID-19 pandemic, along with the sale of the Southern Wire reporting unit in December 2020.

Other operating expenses decreased in 2021 compared to 2020 due to continued expense management in response to the COVID-19 pandemic, along with the sale of the Southern Wire reporting unit in December 2020.

Depreciation and amortization increased slightly primarily due to depreciation on the internal-use software intangible assets added in the third and fourth quarters of 2020.

We recorded an impairment charge in the first quarter of 2020 with respect to tradenames at our Southwest Wire Rope reporting unit. (See Note 4 of our Consolidated Financial Statements)

In March 2021, we completed the sale of the Southwest Wire Rope reporting unit (“Southwest”) to Southern Rigging Companies, LLC for $3.4 million, prior to the final working capital adjustment. As a result, we recorded an additional $1.0 million in connection with the divestiture of Southwest Wire Rope. (See Note 8 to our Consolidated Financial Statements)

Interest Expense

Interest expense decreased to $0.2 million in 2021 from $0.8 million in 2020 due to the decrease in average debt and a lower average effective interest rate. Average debt was $20.7 million in the first quarter of 2021 compared to $89.2 million in 2020. The average effective interest rate was 1.8% in 2021 compared to 3.4% in 2020.

Income Taxes

The income tax expense of $0.1 million decreased from $0.2 million in the prior year period, primarily due to the decrease in income before income taxes. The estimated effective income tax rate for the quarter increased to 40.0% in 2021 from the estimated rate of 29.5% in 2020 due to state income taxes and nondeductible expenses.

Impact of Inflation and Commodity Prices

Our results of operations are affected by changes in the inflation rate and commodity prices. Moreover, because copper, aluminum, nickel and petrochemical products are components of the industrial products we sell, fluctuations in the costs of these and other commodities have historically affected our operating results. To the extent commodity prices decline, the net realizable value of our existing inventory could also decline, and our gross profit can be adversely affected because of either reduced selling prices or lower of cost or net realizable value adjustments in the carrying value of our inventory. We turn our inventory approximately three times a year, therefore, the impact of changes in commodity prices in any particular quarter would primarily affect the results of the succeeding two calendar quarters. If we are unable to pass on to our customers future cost increases due to inflation or rising commodity prices, our operating results could be adversely affected.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Our net cash provided by operating activities was $4.3 million for the three months ended March 31, 2021 compared to net cash used in operating activities of $2.0 million in 2020. We had net income of $0.2 million in 2021 compared to $0.5 million in 2020.

Changes in our operating assets and liabilities resulted in cash provided by operating activities of $1.0 million in 2021. An increase in accounts receivables of $3.9 million was the main use of cash, offset by an increase in accounts payable of $4.9 million in 2021.

Net cash provided by investing activities was $3.2 million in 2021 compared to net cash used in investing activities of was $0.9 million in 2020. The net cash provided by in 2021 was primarily due to the sale of Southwest Wire Rope in March 2021.

Net cash used in financing activities was $5.8 million in 2021 compared to net cash provided by financing activities of $2.3 million in 2020. Net payments on the revolver of $5.6 million were the primary uses of cash in 2021.

Indebtedness

Our principal source of liquidity at March 31, 2021 was working capital of $87.1 million compared to $91.9 million at December 31, 2020. We also had available borrowing capacity of $55.9 million at March 31, 2021 and $47.5 million at December 31, 2020 under our loan agreement. The availability at March 31, 2021 and December 31, 2020 is net of outstanding letters of credit of $0.2 million.

We believe that we will have adequate availability of capital to fund our present operations, meet our commitments on our existing debt, and fund anticipated growth over the next twelve months, including expansion in existing and targeted market areas.

Contractual Obligations

The following table summarizes our loan commitment at March 31, 2021.

In thousands	Total	Less than 1 year	1-3 years (1)	3-5 years	More than 5 years

Total debt	$23,185	$—	$6,185	$17,000	$—

(1) The Company has applied for loan forgiveness and believes that it will achieve 90-95% forgiveness, or approximately $5.6-$5.9 million.

There were no material changes in non-cancellable purchase obligations since December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk as set forth in Items 7A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

Item 4. Controls and Procedures

As of March 31, 2021, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - Not applicable and has been omitted.

Item 1A.  Risk Factors

There were no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our board authorized a stock repurchase program of $25 million in March 2014. The program has no expiration date. Purchases under the stock repurchase program were suspended in November 2016 and reactivated in August 2019.

No shares of common stock were purchased during the three months ended March 31, 2021. As of March 31, 2021, $8.1 million remained available under the repurchase authorization.

Item 3 - Not applicable and has been omitted.

Item 4 - Not applicable and has been omitted.

Item 5 - Not applicable and has been omitted.

Item 6.  Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Document Description

31.1	Certification by James L. Pokluda III pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Eric W. Davis pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James L. Pokluda III and Eric W. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021	HOUSTON WIRE & CABLE COMPANY

	BY:	/s/ Eric W. Davis
Eric W. Davis, Chief Financial Officer